Form 10-K
period 1998-12-31
CMP GROUP INC
filed 1999-03-31
CIK 1059259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
       X
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

Commission       Registrant, State of Incorporation,            I.R.S. Employer
File Number         Address, and Telephone Number             Identification No.

001-14786                  CMP GROUP, INC.                      01-0519429
               83 Edison Drive, Augusta, Maine  04336
                           (207) 623-3521

   1-5139            CENTRAL MAINE POWER COMPANY                01-0042740
               83 Edison Drive, Augusta, Maine  04336
                           (207) 623-3521

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Registrant             Title of each class            on which registered

CMP Group, Inc.           Common Stock, $5 Par Value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:             None

                                                           Name of each exchange
    Registrant               Title of each class            on which registered

Central Maine Power Company   6% Preferred Stock                         -
                              $100 Par Value (Voting,
                               Noncallable)

                              Dividend Series Preferred Stock            -
                              $100 Par Value (Callable)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CMP Group, Inc.                          Yes x       No _
                                             --
Central Maine Power Company              Yes  x      No
                                             ---

This combined Form 10-K is separately filed by CMP Group, Inc., and Central Maine Power Company. Information contained herein relating to either individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

CMP Group, Inc.                                  x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value of such common equity held by non-affiliates of the Company was:

CMP                                        Group, Inc. $603,585,605 on March 24,
                                           1999  (based,  in  the  case  of  the
                                           common stock of CMP Group,  Inc.,  on
                                           the last  reported sale price thereof
                                           on the New  York  Stock  Exchange  on
                                           March 24, 1999).
Central Maine Power Company                $0 (all held by CMP Group, Inc.)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 24, 1999, the number of shares of Common Stock outstanding for each registrant was as follows:
                               Registrant                        Shares

CMP Group, Inc., Common Stock, $5 Par Value                      32,442,552
Central Maine Power Company, Common Stock, $5 Par Value (All
   held by CMP Group, Inc.)                                      31,211,471

                       DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:(1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

Portions of the definitive proxy statement for CMP Group, Inc.'s 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.



                               CMP GROUP, INC. and
                           CENTRAL MAINE POWER COMPANY

                        INFORMATION REQUIRED IN FORM 10-K


                                                                           Page

Glossary                                                                      1


Item Number                  Part I

Item 1.      Business                                                         5
Item 2.      Properties                                                      22
Item 3.      Legal Proceedings                                               29
Item 4.      Submission of Matters to a Vote of Security Holders             31
Item 4.1.    Executive Officers of the Registrant                            31

                             Part II

Item 5.      Market for the Registrant's Common Equity and Related           33
             Stockholder Matters
Item 6.      Selected Financial Data                                         33
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations of CMP Group and Central Maine
             Power Company                                                   34
Item 7A      Quantitative and Qualitative Disclosures About Market Risk      55
Item 8.      Financial Statements and Supplementary Data                     56
Item 9 Changes in and Disagreements with Accountants on Accounting 108 and Financial Disclosure


                            Part III

Item 10.     Directors and Executive Officers of the Registrant             108
Item 11.     Executive Compensation                                         108
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                     108
Item 13.     Certain Relationships and Related Transactions                 108

                             Part IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                       109

             Signatures                                                     110





                                    GLOSSARY

The following abbreviations or acronyms are used in the text of this Form 10-K as defined below:

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

CERCLA Comprehensive Environmental Response, Compensa-tion, and Liability Act.

CMP Group CMP Group, Inc., is the holding company organized effective September 1, 1998, which owns all of the common stock of Central Maine Power Company, Union Water Power Company, MaineCom Services, CNEX, MainePower, TeleSmart and New England Gas Development.

CMP Group System               CMP Group and its wholly-owned and  directly  and
                               indirectly controlled subsidiaries.

CMP                            Natural   Gas  CMP   Natural   Gas,   L.L.C.,   a
                               limited-liability company owned by subsidiaries of CMP Group and Energy East to distribute natural gas in Maine.

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

Connecticut Yankee             Connecticut Yankee Atomic Power Company

D&P                            Duff & Phelps Credit Rating Co.

DOE                            United States Department of Energy

DOJ                            United States Department of Justice

EITF                           Emerging Issues Task Force of FASB

Energy East Energy East Corporation, a New York holding company and the parent company of NYSEG effective May 1, 1998

EPA                            United States Environmental Protection Agency.

EPS                            Earnings per share

ERAM                           Electric Revenue Adjustment Mechanism

FASB                           Financial Accounting Standards Board

FERC                           Federal Energy Regulatory Commission

FPL                            FPL Group, Inc.

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

MainePower                     A wholly owned subsidiary of CMP Group created in
                               September 1998.

MEPCO Maine Electric Power Company, Inc., a 78-percent owned subsidiary of Central Maine which owns a 345-KV transmission line from Wiscasset, Maine, to New Brunswick, Canada.

MRS                            Monitored Retrievable Storage

Moody's                        Moody's Investors Service

MPUC                           Maine Public Utilities Commission

Maine Yankee                   Maine Yankee Atomic Power Company, a 38-percent
                               owned subsidiary of Central Maine.

NB Power                       New Brunswick Power Corporation.

NEON NorthEast Optic Network, Inc., a corporation of which MaineCom owns 38.5-percent of the common stock, which is building a fiber optic network in New England and New York.

NEPOOL                         New England Power Pool

NERC                           North American Electric Reliability Council

NORVARCO                       A  wholly-owned   subsidiary  of  Central  Maine.
                               NORVARCO is one of two general partners with 50% interests in Chester SVC Partnership, which owns a static var compensator facility located in Chester, Maine.

NPCC                           Northeast Power Coordinating Council

NRC                            United States Nuclear Regulatory Commission

NYSEG New York State Electric & Gas Corporation, a utility subsidiary of Energy East.

NUG                            Non-utility generator

New England Gas Development New England Gas Development Corporation, a wholly-owned subsidiary of CMP Group created in September 1998 to hold up to a 50-percent ownership interest in CMP Natural Gas.

OASIS                          Open Access Same-time Information System.

OI                             Nuclear Regulatory Commission's Office of
                               Investigations

OPA                            Maine Office of the Public Advocate

Plant Maine Yankee nuclear generating plant at Wiscasset, Maine

PURPA                          Public Utility Regulatory Policies Act of 1978.

RCRA                           Resource Conservation and Recovery Act.

SAB                            Securities and Exchange Commission's Staff
                               Accounting Bulletins.

S&P                            Standard & Poor's Corp.

SEC                            Securities and Exchange Commission

SFAS                           Statement of Financial Accounting Standards

Secondary                      Purchasers 28 municipal and cooperative utilities
                               that  had  purchased  Maine  Yankee  power  under
                               identical contracts with Maine Yankee sponsors.
SFAS                           Statement of Financial Accounting Standards

TeleSmart                      A wholly  owned  subsidiary  of CMP  Group  which
                               provides accounts receivable management.

Union Water                    The Union Water Power Company, a wholly owned
                               subsidiary of CMP Group.

Vermont Yankee                 Vermont Yankee Nuclear Power Corporation.

Waste Act                      Federal Low-level Radioactive Waste Policy
                               Amendments Act.

Yankee Atomic                  Yankee Atomic Electric Company




Basis of Presentation. This Annual Report on Form 10-K is a combined report of CMP Group and Central Maine, a regulated electric-utility subsidiary of CMP Group whose financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. The Notes to Consolidated Financial Statements apply to both CMP Group and Central Maine. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned or controlled subsidiaries, which are Central Maine, Union Water, CNEX, TeleSmart and MaineCom. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned or controlled subsidiaries, MEPCO, NORVARCO, Cumberland Securities and Central Securities. Certain immaterial majority owned subsidiaries, which were previously accounted for on the equity method, were consolidated in September 1998.

Note re Forward-Looking Statements

This Report on Form 10-K contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CMP Group and Central Maine undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the factors in the succeeding paragraph.

Factors that could cause actual results to differ materially include, among other matters, the outcome of the FERC proceeding involving Maine Yankee's rates, decommissioning costs and issues related to the closing of the Maine Yankee nuclear generating plant; the actual costs of decommissioning the Maine Yankee plant; failure to resolve any significant aspect of the "Year 2000 problem"; electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and establish its revenue requirements and rate design as a transmission-and-distribution utility commencing March 1, 2000; the results of Central Maine's planned sale of its generating assets; Central Maine's ability to recover its costs resulting from the January 1998 ice storms that damaged its transmission and distribution system; future economic conditions;
earnings-retention   and   dividend-payout   policies;   developments   in   the
legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; CMP Group's investment in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities, and compliance with laws and regulations.


                                     PART I

Item 1.    BUSINESS.

Introduction

General. CMP Group is a holding company organized effective September 1, 1998, which owns all of the common stock of Central Maine and the former non-utility subsidiaries of Central Maine. As part of the reorganization, all of the shares of Central Maine's common stock were converted into an equal number of shares of CMP Group common stock, which are listed on the New York Stock Exchange under the symbol CTP. The reorganization was approved by Central Maine's shareholders on May 21, 1998, and on various dates in 1998 by the appropriate state and federal regulatory agencies. CMP Group's principal executive offices are located at 83 Edison Drive, Augusta, Maine, where its general telephone number is (207) 623-3521. For a discussion of business opportunities being pursued by CMP Group, see "Expansion of Lines of Business," below.

Central Maine is a public utility incorporated in Maine in 1905. Central Maine is primarily engaged in the business of generating, purchasing, transmitting, distributing and selling electric energy for the benefit of retail customers in southern and central Maine and wholesale customers, principally other utilities. Its principal executive offices are located at 83 Edison Drive, Augusta, Maine 04336, where its general telephone number is (207) 623-3521.

Central Maine is the largest electric utility in Maine, serving approximately 533,000 customers in its 11,000 square-mile service area in southern and central Maine and having $939 million in consolidated electric operating revenues in 1998 (reflecting consolidation of financial statements with its majority-owned subsidiary, MEPCO, and with the wholly-owned Cumberland Securities, Central Securities and NORVARCO. Central Maine's service area contains most of Maine's industrial and commercial centers, including Portland (the state's largest city), South Portland, Westbrook, Lewiston, Auburn, Rumford, Bath, Biddeford, Saco, Sanford, Kittery, Augusta (the state's capital), Waterville, Fairfield, Skowhegan and Rockland, and approximately 964,000 people, representing about 78 percent of the total population of the state. Central Maine's industrial and commercial customers include major producers of pulp and paper products, producers of chemicals, plastics, electronic components, processed food, and footwear, and shipbuilders. Large pulp-and-paper industry customers account for approximately 56 percent of Central Maine's industrial sales and approximately
21.6 percent of total service-area sales.

The following topics are discussed under the general heading of Business. Where applicable, the discussions make reference to the various other Items of this report.

Topic                                                      Page
-----                                                      ----
Regulation and Rates                                         7
Alternative Rate Plan                                        8
Electric-Utility Industry Restructuring                      9
Agreement for Sale of Generation Assets                     12
Expansion of Lines of Business                              14
Permanent Shutdown of Maine Yankee Plant                    15
Non-utility Generation                                      18
Financing and Related Considerations                        18
Securities Ratings                                          19
"Year 2000" Computer Issues                                 19
Environmental Matters                                       20
Storm Damage to Central Maine's System                      21
Employee Information                                        21



Regulation and Rates

General. Central Maine is subject to the regulatory authority of the MPUC as to retail rates, accounting, service standards, territory served, the issuance of securities maturing more than one year after the date of issuance, certification of generation and transmission projects and various other matters. Central Maine is also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under Parts I, II and III of the Federal Power Act for some phases of its business, including licensing of its hydroelectric stations, accounting, rates relating to wholesale sales and to interstate transmission and sales of energy and certain other matters. Other activities of CMP Group and Central Maine from time to time are subject to the jurisdiction of various other state and federal regulatory agencies.

The Maine Yankee Plant and the other nuclear generating facilities in which Central Maine has an interest are subject to extensive regulation by the federal Nuclear Regulatory Commission ("NRC"). The NRC is empowered to authorize the siting, construction, operation and decommissioning of nuclear reactors after consideration of public health, safety, environmental and antitrust matters. Under its continuing jurisdiction, the NRC may, after appropriate proceedings, require modification of units for which operating licenses are in effect, or impose new conditions on such licenses, and may require that the operation of a unit cease or that the level of operation of a unit be temporarily or permanently reduced.

The United States Environmental Protection Agency ("EPA") administers programs which affect Central Maine's thermal and hydroelectric generating facilities as well as the nuclear facilities in which it has an interest. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. CMP Group and Central Maine is also subject to regulation by various state, local and other federal authorities with regard to land use and other environmental matters. For further discussion of environmental considerations as they affect CMP Group and Central Maine, see "Environmental Matters", below, and Item 3, "Legal Proceedings" "Legal and Environmental Matters."

Under the Federal Power Act, Central Maine's hydroelectric projects (including storage reservoirs) on navigable waters of the United States are required to be licensed by the FERC. Central Maine is a licensee, either by itself or in some cases with other parties, for 26 FERC-licensed projects, some of which include more than one generating unit. Eleven licenses expired in 1993, one expired in 1997, and fourteen expire after 2000. Central Maine filed all applications for relicensing the projects whose licenses were scheduled to expire in 1993 and 1997 and has been authorized to continue to operate those projects under annual licenses pending action by the FERC. Central Maine's hydroelectric generating and storage facilities are included in the generating assets Central Maine has contracted to sell to FPL Group, Inc. For further discussion of the pending sale, see "Agreement for Sale of Generating Assets," below.

The United States has the right upon expiration of a license to take over and thereafter maintain and operate a project upon payment to the licensee of the lesser of its "net investment" or the fair value of the property taken, and any severance damages, less certain amounts earned by the licensee in excess of specified rates of return. If the United States does not exercise its statutory right, the FERC is authorized to issue a new license to the original licensee, or to a new licensee upon payment to the original licensee of the amount the United States would have been obligated to pay had it taken over the project. The United States has not asserted such a right with respect to any of Central Maine's licensed projects. The FERC, however, denied a license renewal for a non-utility-owned hydroelectric project on the Kennebec River in Maine, which ultimately resulted in an agreement to remove the dam in 1999.

Alternative Rate Plan

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

The ARP contains a mechanism that provides price-caps on Central Maine's retail rates to be adjusted annually on each July 1, commencing in 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of Central Maine's retail rates, and includes fuel and purchased power costs that previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

A specified standard inflation index is the basis for each annual price-cap change. The inflation index is reduced by the sum of two productivity factors, a general productivity offset of 1.0%, and a second formula-based offset that started in 1996 and was intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the proposed five-year initial term of the ARP.

The sharing mechanism may adjust the subsequent year's July price-cap change in the event Central Maine's earnings are outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55% allowed return in 1995) and indexed annually for changes in capital costs. Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. The ROE used for earnings sharing is scheduled to be increased to 11.5% effective with the July 1999 price change.

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

On May 13, 1998, Central Maine submitted its 1998 ARP compliance filing to the MPUC. In keeping with its pledge of limiting increases to the inflation index, Central Maine voluntarily limited its request to 1.78%, which was the inflation rate for 1997 under the ARP. Central Maine also proposed a rate reduction of approximately ten percent contingent on the consummation of, and ratemaking associated with, Central Maine's planned sale of generating assets. The filing also reported information on the costs of restoring service to Central Maine's customers after the January 1998 ice storm, as required by the earlier MPUC order allowing Central Maine to defer those costs. Effective July 11, 1998, the MPUC approved a stipulated 1.33% increase. The amount of the increase remains subject to change, based on the outcome of the pending FERC proceeding related to the permanent shutdown of the Maine Yankee plant. Depending on FERC's decision, the price increase could increase or decrease, ranging from a ceiling of 1.78% to a floor of 0.22%. However, the Offer of Settlement pending before the FERC in Maine Yankee's rate case, which has been approved by the MPUC, provides that the 1998 ARP increase will not be adjusted.

The components of the last three ARP price increases approved by the MPUC are as follows:

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
                                           ====          ====         ====

Electric-Utility Industry Restructuring

Stranded Costs. The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including Central Maine, for a transition to a more competitive industry. In Maine, legislation that will restructure the electric-utility industry by March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail under this heading below. Such a departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

Central Maine has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of Central Maine's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of Central Maine's stranded costs is related to above-market costs of purchased-power obligations arising from Central Maine's long-term, noncancelable contracts for the purchase of capacity and energy from NUGs, with lesser estimated amounts related to Central Maine's deferred regulatory assets.

There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power. Higher market rates lower stranded-cost exposure, while lower market rates increase it. In addition to market-related impacts, any estimate of the ultimate level of stranded costs depends on such factors as state and federal regulations, the extent, timing and form that competition for electric service will take, the ongoing level of Central Maine's costs of operations, regional and national economic conditions, growth of Central Maine's sales, the timing of any changes that may occur from state and federal initiatives on restructuring, and the extent to which regulatory policies and decisions ultimately address recovery of stranded costs, including the application of value from the sale of Central Maine's generating assets.

The estimated market rate for power is based on anticipated regional market conditions and future costs of producing power. The present value of future purchased-power obligations and Central Maine's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expirations and continuing depreciation. Deferred regulatory-asset totals include the current uncollected balances and existing amortization schedules for purchased-power contract restructuring and buyouts negotiated by Central Maine to lessen the impact of these obligations, along with energy management costs, financing costs, and other regulatory commitments.

Maine Restructuring Legislation. The 1997 Maine restructuring legislation requires the MPUC, when retail access to generation begins on March 1, 2000, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigable costs made unrecoverable as a result of the restructuring required by the legislation and will be determined by the MPUC as provided in the legislation. The MPUC has been conducting separate adjudicatory proceedings to determine the stranded costs for each Maine utility, along with the corresponding revenue requirements and stranded-cost charges to be charged by each transmission-and-distribution utility. The first phase of the Central Maine proceeding was completed in early 1999 and is discussed under the heading "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design," below.

In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct substantial inaccuracies in the year 2003 and at least every three years thereafter.

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require Central Maine to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. As discussed below under "Agreement for Sale of Generating Assets," Central Maine has contracted to sell its non-nuclear generating assets and, after a favorable court decision, is proceeding toward a completion of the sale by April 7, 1999. The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions.

Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. CMP Group does not now intend to engage in the sale of electric energy after March 1, 2000.

Other features of the legislation include the following:
       (a) After the effective date of the legislation, if an entity purchases 10 percent or more of the stock of a distribution utility, including Central Maine, the purchasing entity and any related entity would be prohibited from selling generation service to any retail customer in Maine.
       (b) The legislation encourages the generation of electricity from renewable resources by requiring competitive providers, as a condition of licensing, to demonstrate to the MPUC that no less than 30 percent of their portfolios of supply sources for retail sales in Maine are accounted for by renewable resources.
       (c) The legislation requires the MPUC to ensure that standard-offer service is available to all consumers, but any competitive provider affiliated with Central Maine would be limited to providing such service for only up to 20 percent of the electric load in Central Maine's service territory.
       (d) Beginning March 1, 2002, or, by MPUC rule, as early as March 1, 2000, the providing of billing and metering services will be subject to competition.
       (e) A customer who significantly reduces or eliminates consumption of electricity due to self-generation, conversion to an alternative fuel, or demand-side management may not be assessed an exit fee or re-entry fee in any form for such reduction or elimination of consumption or for the re-establishment of service with a transmission-and-distribution utility.
       (f) Finally, the legislation provides for programs for low-income assistance, energy conservation research and development on renewable resources, assistance for utility employees laid off as a result of the legislation, and recovery of nuclear-plant decommissioning costs "[a]s required by federal law, rule or order", all funded through transmission-and-distribution utility rates and charges.

Legislative bills that would amend certain provisions of the 1997 legislation have been submitted to the 1999 session of the Maine Legislature. CMP Group and Central Maine cannot predict whether any changes to the 1997 legislation will be enacted.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. The MPUC has completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recovery of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. On December 23, 1998, the MPUC Hearing Examiners in the proceeding issued their report, in the form of a recommended decision. Central Maine disagreed with a number of the individual recommendations in the stranded-costs and revenue-requirements areas and filed exceptions to those recommendations. The MPUC deliberated the recommendations on February 10 and 11, 1999, indicated disagreement with some of the recommendations, and issued its written order on March 19, 1999.

The MPUC stressed in its order that it was deciding the "principles" by which it would set Central Maine's transmission-and-distribution rates, effective March 1, 2000, but was not calculating the rates themselves because such calculations at that time would rely excessively on estimates. The MPUC pointed out that it would hold a "Phase II" hearing to set the actual rates and determine the recoverable stranded costs after processing information expected to become available during 1999.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding pursuant to its mandate under the restructuring statute to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover these costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from divested generation assets to offset stranded costs. At the beginning of the proceeding Central Maine had estimated its total stranded costs to be approximately $1.3 billion.

In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the appropriate cost of common equity for Central Maine as a transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC, after weighing conflicting recommendations, decided on a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent.

In dealing with rate design, the MPUC limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000. The MPUC indicated that it would focus on (1) facilitating the transition to a competitive market for generation, and (2) implementing a "no-losers" policy, i.e., that the new rate design would cause no Central Maine customer's bill to increase on March 1, 2000. Applying the latter principle, the MPUC rejected a newly designed standby rate for self-generators proposed by Central Maine in favor of a design generally similar to Central Maine's current rate for the class. The MPUC stated that it planned to undertake a comprehensive rate design and alternative rate plan proceeding for Central Maine prior to March 1, 2002, when it could consider experience gained with the cost structures of other transmission-and-distribution utilities after the commencement of retail access to generation.

The Phase I order resulted from an extended proceeding with many points of view represented and covers a wide variety of rate-related subjects. Definitive findings by the MPUC in a number of the subject areas await the second phase of the proceeding, which must be completed before March 1, 2000. CMP Group and Central Maine cannot predict the definitive amount of stranded costs the MPUC will determine that Central Maine will be entitled to recover pursuant to the mandate of the restructuring statute, or the revenue requirements and rate design that will result from Phase II of the MPUC proceeding.

Agreement for Sale of Generation Assets

On January 6, 1998, Central Maine announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to Florida-based FPL Group. The related book value for these assets was approximately $218.9 million at December 31, 1998. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $3.6 million ($1.5 million for the assets and $2.1 million for lease revenue associated with the properties that Central Maine will retain), including $1.15 million for Union Water assets. The related book value of these assets was approximately $11.9 million at December 31, 1998.

Central Maine's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone Unit No. 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the pending sale. Central Maine will continue to seek buyers for those assets. Central Maine did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

Substantially all of the generating assets included in the sale are subject to the lien of Central Maine's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited initially with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Central Maine plans to use some of the proceeds on deposit with the trustee to redeem or repurchase bonds under the terms of the Indenture, and may discharge the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. Central Maine must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, regulatory requirements, market conditions and terms of outstanding securities.

On November 17, 1998, FPL Group announced that its subsidiary, FPL Energy Maine, Inc. ("FPL Energy") had filed a civil action in the United States District Court for the Southern District of New York requesting a declaratory judgment that Central Maine could not meet essential terms of the January agreement. FPL Group asserted that based on October 1998 FERC rulings on transmission access, as well as other issues, it believed that Central Maine could not comply with the conditions in the purchase contract and that FPL Energy should not be bound to complete the transaction.

FPL Energy contended in its complaint that the FERC rulings (1) constituted a material adverse effect under the purchase agreement and substantially lessened the value of Central Maine's generating assets, and (2) precluded Central Maine from obtaining all federal, state and local consents and approvals required for the ownership, operation and maintenance of the generating assets in a manner substantially consistent with Central Maine's historical ownership, operation, and maintenance thereof, as required by the purchase agreement. In addition, FPL Energy asserted that the FERC rulings limited the ability of the prospective buyer to get power from the Central Maine generating assets to market unconstrained by transmission limitations resulting from new generators being added to the NEPOOL system, and therefore, based on the doctrine of frustration of purpose, FPL Energy should be "excused without further obligation or liability from effecting the purchase of [Central Maine's] generating assets." Central Maine, FPL Energy, NEPOOL, and other parties interested in New England transmission-access issues requested rehearing of the FERC rulings.

On November 23, 1998, the MPUC granted its approval of the sale to FPL Energy of the generating assets contemplated by the purchase agreement, finding the sale to be in the public interest. The MPUC also made the findings required as a prerequisite to a FERC designation of the generating facilities as "exempt wholesale generators," which had been requested by FPL Energy.

On November 24, 1998, the FERC approved the sale of the Central Maine generating assets to FPL Energy, after making the required finding that the sale was consistent with the public interest, and accepted certain implementing agreements for filing. In discussing an issue raised by an intervenor the FERC stated that by purchasing the generating assets FPL Energy would be "stepping into the shoes of Central Maine" with respect to access to the Central Maine and NEPOOL transmission system, but did not disturb the earlier transmission-access rulings. The FERC granted its approval of the transfer of hydroelectric and water storage licenses on December 28, 1998, and the approval by FERC of exempt-wholesale-generator status for the generating facilities, was granted on February 24, 1999.

On March 11, 1999, the hearing on FPL Energy's request for a declaratory judgment was held in the United States District Court for the Southern District of New York. On the same day the presiding judge ruled that FPL Energy was not entitled to the declaratory judgment and entered judgment for Central Maine and its affiliated defendants on all counts of the complaint. Thereafter on that day FPL Energy announced that it would not appeal the decision, but would proceed to a closing of the sale on or before April 7, 1999, as required by the sale agreement, and the parties are preparing for the closing.

Expansion of Lines of Business

General. CMP Group is also preparing for competition by expanding its business opportunities through investments that capitalize on core competencies. MaineCom Services is a subsidiary that arranges fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned accounts receivable management subsidiary. Another wholly-owned subsidiary, CNEX, formerly CMP International Consultants, provides utility consulting (domestic and international) and research. The wholly-owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, engineering and environmental services, integrated energy solutions, and utility construction services. Union Water's operating divisions include On Target Utility Services, UnionLand Services, Maine HomeCrafters, E/PRO, and Combined Energies(TM). These subsidiaries often utilize skills of former Central Maine employees and regularly compete for business with other companies.

Natural Gas Distribution. CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to pursue opportunities to distribute natural gas at retail in many Maine communities that are not currently served with that fuel. They would offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas, none of which currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by Central Maine and MEPCO. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company (now "CMP Natural Gas, L.L.C.", equally owned by subsidiaries of CMP Group and Energy East) would face competition from a new gas utility affiliated with Bangor Hydro-Electric Company in the Bangor area, and in the Bath-Brunswick area, from an existing gas utility, Northern Utilities, Inc., which has been serving other areas of Maine, including the Portland and Lewiston-Auburn areas. CMP Group's level of investment is dependent on the overall economic feasibility of natural gas as a competitive energy option in Maine, a sufficient expression of customer interest in gas service from CMP Natural Gas, and the prospects for achieving an acceptable return on investment.

Fiber Optic Network. CMP Group, through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), which is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 1,000 fiber optic cable route miles, or more than 65,000 fiber strand miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of December 31, 1998, NEON had completed construction of approximately 600 route miles, or 49,000 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

On August 5, 1998, NEON completed initial public offerings of $48.0 million of common stock and $180.0 million of senior notes, and Central Maine, as part of the common-stock offering, sold some of the shares in NEON it then owned for proceeds of approximately $3.1 million. In addition, with some of the proceeds of the offering NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement. CMP Group believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture. The common stock of NEON is listed on the Nasdaq Stock Market's National Market under the symbol "NOPT".

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in Central Maine's Annual Report on Form 10-K for the year ended December 31, 1997, the Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

FERC Rate Case. On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set Maine Yankee's Amendatory Agreements, rates and issues concerning the prudence of the Plant-shutdown decision for hearing.

By Complaint dated December 9, 1997, the Maine Office of the Public Advocate ("OPA") sought a FERC investigation of Maine Yankee's actions leading to the decision to shut down the Plant, including actions associated with the management and operation of Maine Yankee since 1993. The MPUC had initiated an investigation in Maine earlier, raising generally similar issues. By decision dated May 4, 1998, the FERC consolidated the OPA Complaint with the comprehensive rate proceeding. In addition, 28 municipal and cooperative utilities that had purchased in the aggregate approximately 6.2 percent of the output of the Plant from Maine Yankee's sponsors (the "Secondary Purchasers") intervened in the FERC proceeding, raising similar prudence issues and other issues specific to their status as indirect purchasers from Maine Yankee.

In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation ("Stone & Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

Since the filing of the rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, Central Maine and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8, 1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it. Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999, would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual
Secondary Purchasers. On February 24, 1999, the FERC Trial Staff recommended certification and approval of the settlement with the Secondary Purchasers. On March 10, 1999, the presiding judge certified to the FERC that both Offers of Settlement were uncontested and joined in the Trial Staff's comments that both were "fair, reasonable and in the public interest."

The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998, consisting of (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the Offer of Settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine would continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1,2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

CMP Group and Central Maine believe that the Offer of Settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and that approval of the Offer of Settlement by the FERC would eliminate significant uncertainties concerning CMP Group's and Central Maine's future financial performance. Although all of the active parties to the proceeding, including the FERC Trial Staff, support or, with respect to certain individual provisions, do not oppose, the Offer of Settlement, CMP Group and Central Maine cannot predict with certainty whether or in what form it will be approved by the FERC.

Other Maine Yankee Shareholders. Periodically-higher nuclear-related costs have affected the financial condition of other stockholders of Maine Yankee in varying degrees. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default. CMP Group and Central Maine cannot predict, however, what effect, if any, the financial and regulatory difficulties experienced by some Maine Yankee stockholders might have on Maine Yankee or Central Maine.

Non-utility Generation

After enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and companion legislation in Maine, Central Maine became an industry leader in developing supplies of energy from non-utility generators ("NUGs"), including cogeneration plants and small power producers. These sources supplied
3.2 billion kilowatt-hours of electricity to Central Maine in 1998, representing 32 percent of total generation, a decrease from 35 percent in 1997. The Company's contracts with non-utility generators, however, which were entered into pursuant to the mandates of PURPA and vigorous state implementation of its policies, contributed the largest part of Central Maine increased costs and resulting rate increases in the years immediately prior to implementation of the ARP in 1995, and constitute the largest part of its strandable costs.

PURPA provided substantial economic incentives to NUGs by allowing cogenerators and small power producers to sell their entire electrical output to an electric utility at the utility's avoided-cost rate, which has often been substantially higher than market rates, while purchasing their own electric energy requirements at the utility's established rate for that customer class. Thus Central Maine in a number of cases has been required to pay a higher price for energy purchased from a NUG than the NUG, which in some cases is a large customer of Central Maine, has paid Central Maine for the NUG's energy requirements. In addition, prices paid by Central Maine under NUG contracts have often been well above current wholesale market prices.

Central Maine has reduced its NUG costs by implementing buyouts and restructurings of its NUG contracts, whenever practicable. As a result, in accordance with prior MPUC policy and the ARP, since January 1992 $99 million of buyout or restructuring costs have been included in Deferred Charges and Other Assets on Central Maine's balance sheet and will be amortized over their respective fuel savings periods. Central Maine will continue to seek opportunities to reduce its NUG costs, but cannot predict what level of additional savings it will be able to achieve. Central Maine offered to sell its NUG power entitlements as part of the auction of its generating assets, but the offer attracted insufficient interest to be included in its pending sale.

Financing and Related Considerations

At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program to a maximum of $500 million in principal amount outstanding at any one time was implemented to increase Central Maine's financing flexibility in anticipation of industry restructuring and increased competition. During 1998, Central Maine issued medium-term notes totaling $312 million in principal amount and such notes in the amount of $18 million matured during the year. As of December 31, 1998, $337 million of medium-term notes were outstanding. During 1998, Central Maine redeemed, repurchased, or paid at maturity a total of approximately $417 million of mortgage bonds, preferred stock, and other debt. For a discussion of Central Maine's 1998 financing activity and its available financing facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"-"Liquidity and Capital Resources," below.



Securities Ratings

The current ratings assigned Central Maine's securities by the three major securities-rating agencies are shown below:

                   Mortgage         Unsecured        Commercial       Preferred
                     Bonds            Notes             Paper           Stock

S&P                 BBB+              BB+               A-3             BB+
Moody's             Baa3              Ba1               P3              Ba1
D&P                 BBB-              BB+               D-3             BB

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

As planned, by the end of 1998 CMP Group had completed much of the work associated with Year 2000 readiness for IT infrastructure and centralized business systems. The remaining work in those areas is scheduled to be completed during the first six months of 1999. All vendors associated with this remaining work have indicated availability of products and services that CMP Group believes should permit CMP Group to be Year 2000 ready by June 1999.

CMP Group's target completion date for Year 2000 power generation and delivery systems is also June 1999, consistent with the DOE's published request in May 1998 and the overall electric-utility industry guidelines prepared by the North American Electric Reliability Council ("NERC"). CMP Group has contracted with the appropriate vendors to complete critical generation control system remediation work by June 1999, and believes it is on schedule to meet this target.

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

CMP Group estimates it will incur approximately $4.0 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of December 31, 1998, approximately $3.4 million of such costs has been incurred.

CMP Group recognizes that failure to correct problems associated with Year 2000 issues has the potential to result in material operational and financial risks if the affected systems either cease to function or produce erroneous results. Such risks could include inability to operate fossil and/or hydro generating facilities, disruptions in the operation of Central Maine's transmission and distribution systems, an inability to access interconnections with other utilities, and disruptions to Central Maine's major business systems (customer information and service, administrative, financial).

Central Maine believes, however, that the most likely worst case scenario resulting from these risks would be a temporary, and short-term, disruption of electric service. This could occur either as a failure on the part of Central Maine to successfully address all critical Year 2000 issues, as a failure on the part of a critical third-party provider, or as a failure on the part of other entities, including ISO-New England, to successfully maintain the short-term reliability of power supply and delivery on a regional basis. Central Maine does not expect that any such short-term service disruption would have a material impact on its operations, liquidity, or financial condition.

In order to minimize these risks, and the potential recovery time, from Year 2000 problems, CMP Group is actively involved in contingency planning. Although CMP Group has extensive knowledge and specific experience in disaster/recovery planning and execution, CMP Group recognizes the importance of Year 2000 specific contingency planning. Accordingly, Central Maine is participating in the integrated contingency planning effort headed by the North American Electric Reliability Council, and the Northeast Power Coordinating Council. Further, Central Maine will be developing comprehensive Year 2000 specific contingency plans for its own independent operations.

CMP Group believes its plans are adequate to attain Year 2000 readiness, and that the contingency plans currently under development both internally and at a regional level should substantially mitigate the risks discussed above.

Environmental Matters

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, noise and aesthetics, solid and hazardous waste and other environmental matters. Compliance with these laws and regulations impacts the manner and cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. These environmental regulations most significantly affect Central Maine's electric power generating facilities, which are to be sold to FPL Group, as discussed above. In addition, certain environmental proceedings under federal and state hazardous substance and hazardous waste regulations (such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") and similar state statutes) are discussed below under Item 3, "Legal Proceedings" - "Legal and Environmental Matters." Central Maine estimates that its capital expenditures for improvements needed to comply with environmental laws and regulations were approximately $14.3 million for the five years from 1994 through 1998.

Storm Damage to Central Maine's System

On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. Central Maine's incremental non-capital costs of the repair effort were $50.7 million, most of which is labor-related. In addition, approximately $1.7 million of carrying costs have been deferred as of December 31, 1998.

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. The order required Central Maine, as part of its annual filing under the ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the 1998 ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was known Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, Central Maine has deferred $52.4 million in storm related costs as of December 31, 1998. In October 1998, the MPUC staff issued its draft report of its summary investigation of the Maine utilities' response to the January ice storm. This report found no basis for formal adjudicatory investigation into the response and supports the utilities' actions. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 10, 1999, HUD published a notice in the Federal Register inviting parties to re-apply for storm-damage cost reimbursement. Central Maine cannot predict what portion of its ice storm-related costs it will ultimately recover through federal assistance, if any, or from its customers, or when any such recovery will take place.

Employee Information

A local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO) represents operating and maintenance employees in each of Central Maine's operating divisions, and certain office and clerical employees. At December 31, 1998, Central Maine had 1,607 full-time employees, of whom approximately 45 percent were represented by the union.

In April 1998 Central Maine and the union agreed to a two-year labor contract extension that provided for an annual wage increase of 2.5 percent on May 1, 1998 and 2.5 percent on May 1, 1999.

On March 2, 1998, Central Maine and the Union reached agreement on a contract covering 158 employees in power-generation positions. This contract is similar to the agreement covering other Central Maine employees except that it provided for a 2.5 percent general wage increase effective March 1, 1998. The contract will expire on July 31, 1999 and, at the time of the closing of the generation-asset sale, is expected to be absorbed by FPL Group, along with most of the generation-related employees.

Item 2.   PROPERTIES.

Existing Facilities

Central Maine's electric properties form a single integrated system which is connected at 345 kilovolts and 115 kilovolts with the lines of Public Service Company of New Hampshire at the southerly end and at 115 kilovolts with Bangor Hydro-Electric Company at the northerly end of Central Maine's system. Central Maine's system is also connected with the system of The New Brunswick Power Corporation and with Bangor Hydro-Electric Company, in each case through the 345-kilovolt interconnection constructed by MEPCO, a 78 percent-owned subsidiary of Central Maine. At December 31, 1998, Central Maine had approximately 2,293 circuit-miles of overhead transmission lines, 19,438 pole-miles of overhead distribution lines and 1,434 miles of underground and submarine cable.

Central Maine operates 32 hydroelectric generating stations, of which 31 are owned fully by Central Maine, with an estimated net capability of 373 megawatts, and it purchases an additional 74 megawatts of non-utility hydroelectric generation in Maine. Central Maine also operates two oil-fired steam-electric generating stations, William F. Wyman Station in Yarmouth, Maine and Mason Station in Wiscasset, Maine. Central Maine's share of William F. Wyman Station has an estimated net capability of 594 megawatts. Mason Station has five units totaling 145 megawatts although two of the units (42 megawatts) are retired. The oil-fired stations are located on tidewater, permitting waterborne delivery of fuel. Central Maine also has internal combustion generating facilities with an estimated aggregate net capability of 42 megawatts. These facilities are included in the pending sale of Central Maine's generating assets to FPL Group.

Central Maine also has ownership interests in five nuclear generating facilities in New England, three of which have permanently ceased operations. The largest is a 38-percent interest in Maine Yankee Atomic Power Company ("Maine Yankee") which, as discussed above, has permanently shut down its plant in Wiscasset, Maine. In addition, the Company owns a 9.5 percent interest in Yankee Atomic Electric Company ("Yankee Atomic"), discussed below, which has permanently shut down its plant located in Rowe, Massachusetts, a 6 percent interest in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), discussed below, which has permanently shut down its plant in Haddam, Connecticut, and a 4 percent interest in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), which owns an operating plant in Vernon, Vermont (collectively, with Maine
Yankee, the "Yankee Companies"). In addition to the four Yankee Companies, pursuant to a joint-ownership agreement, the Company has a 2.5 percent direct ownership interest in the Millstone 3 nuclear unit ("Millstone 3") in Waterford, Connecticut.


                              Maine               Yankee              Connecticut             Vermont          Millstone
                              Yankee              Atomic                  Yankee              Yankee              Unit 3
                              ------              ------        ----      -------             ------       ---    ------

Ownership Share                38%                 9.5%                   6%                     4%                2.5%

Operating Status        Permanently shut    Permanently shut       Permanently shut down    Operating        Operating
                        down August 6,      down February 26,      December 4, 1996
                        1997                1992

Location                Wiscasset, Maine    Rowe, Massachusetts    Haddam,                  Vernon, Vermont  Waterford,
                                                                   Connecticut                               Connecticut

Capacity Share          N/A                 N/A                    N/A                      19 MW            29 MW

Equity Interest at
December 31, 1998       $30.0 Million       $1.9 Million           $6.3 Million             $2.1 Million     N/A

Maine Yankee. In August 1997, the Board of Directors of Maine Yankee Atomic Power Company voted to permanently shut down and decommission the Maine Yankee plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. For a detailed discussion of the issues relating to the Maine Yankee Plant, see Item 1 "Business" - "Permanent Shutdown of the Maine Yankee Plant," above.

Connecticut Yankee. In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996. Central Maine estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant to be approximately $29.9 million and has recorded a corresponding regulatory asset and liability on the consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses. Issues relating to Connecticut Yankee's decommissioning rates, as well as the prudence of operating that plant and the decision to cease operations, remain pending before the FERC.

Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. Central Maine estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $7.8 million. This estimate has been recorded by Central Maine as a corresponding regulatory asset and liability on Central Maine's balance sheet. Central Maine's current share of costs related to the shutdown of Yankee Atomic is being recovered through rates.

Vermont Yankee. The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012.

Millstone Unit 3. Pursuant to a joint ownership  agreement,  Central Maine has a
2.5 percent direct ownership interest in the Millstone 3 nuclear unit in Waterford, Connecticut, which is operated by Northeast Utilities. This facility was off-line from March 31, 1996, to July 1998, due to NRC concerns regarding license requirements. For a discussion of a lawsuit and arbitration claim filed by Central Maine and other minority owners of Millstone 3 against the operators of the unit, see Item 3 "Legal Proceedings"-"Millstone Unit No. 3 Litigation," below.

Central Maine is obligated to pay its proportionate share of the operating expenses, including depreciation and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to the joint ownership agreement for Millstone 3, Central Maine is similarly obligated to pay its proportionate share of the operating costs of Millstone 3. Central Maine is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies and Millstone 3. The estimated decommissioning costs are paid as a cost of energy in the amounts allowed in rates by the FERC.

MEPCO. MEPCO owns and operates a 345-kilovolt transmission interconnection, completed in 1971, extending from Central Maine's substation at Wiscasset to the Canadian border where it connects with a line of The New Brunswick Power Corporation ("NB Power") under an interconnection agreement. MEPCO transmits power between NB Power and various New England utilities pursuant to MEPCO's Open Access Transmission Tariff.

New England Power Pool Facilities. NEPOOL, of which the Company is a member, contracted in connection with its Hydro-Quebec projects to purchase power from Hydro-Quebec. The contracts entitle Central Maine to 44.5 megawatts of capacity credit in the winter and 127.25 megawatts of capacity credit during the summer. Central Maine also entered into facilities-support agreements for its share of the related transmission facilities, with its share of the support responsibility and of associated benefits being approximately 7 percent of the totals. Central Maine is making facilities-support payments on approximately $25.4 million, its share of the construction cost for the transmission facilities incurred through December 31, 1998.

Maine Yankee Low-Level Waste Disposal. The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required states either alone or in multistate compacts to provide for the disposal of low-level radioactive waste generated within their borders. Subsequently, the states of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste at a site in Texas. The compact provides for Texas to take Maine's low-level waste over a 30-year period for disposal at a then-planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility; or, as a possible alternative, the states could agree to a financing arrangement for the payment, in which case Maine Yankee's share, along with interest, could be paid out over an extended period of time. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses.

The bill providing for ratification of the compact was before several sessions of the Congress before finally being approved on September 2, 1998, and signed by the President on September 21, 1998. However, on October 22, 1998, the Texas Natural Resources Conservation Commission voted to deny a permit for the proposed west Texas site for the facility.

Since the Maine Yankee Plant has permanently stopped operating, the compact is less beneficial to Maine Yankee than it would have been if the Plant had remained in operation, due to the new schedule for Maine Yankee's shipments and the uncertainty associated with the schedule for opening a Texas facility. Although other potential sites in Texas have been proposed by various parties, CMP Group and Central Maine cannot predict whether or when a facility in Texas will be licensed and built. Maine Yankee intends to utilize its on-site storage facility as well as dispose of low-level waste at an active South Carolina site or other available sites in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options. CMP Group and Central Maine are unable to predict whether or when the state of Maine may assess any payments required under the compact.

Nuclear Insurance. The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. Coverage for the liability is provided for by existing private insurance and retrospective assessments for costs in excess of those covered by insurance, up to $88.095 million for each reactor owned, with a maximum assessment of $10 million per reactor in any year. However, after appropriate exemptive action by the NRC Maine Yankee, and therefore its sponsors, are not responsible for retrospective assessments resulting from any event or incident occurring after January 7, 1999. Based on Central Maine's stock ownership in the Yankee companies and its 2.5 percent direct ownership interest in the Millstone 3 nuclear unit, Central Maine's retrospective premium for post-January 7, 1999, events or incidents could be as high as $6 million in any year, for a cumulative total of $52.9 million.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities mentioned above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. In recognition of the reduced risk posed by the shutdown of the Maine Yankee Plant and its defueled reactor, Maine Yankee substantially reduced its property-damage coverage effective January 19, 1999.

Construction Program

Central Maine's plans for improvements and expansion of its facilities are under continuing review. Actual construction expenditures depend on the availability of capital and other resources, load forecasts, customer growth, general business conditions, and, starting in 1999, the consummation of the sale of its generating assets. Recent economic and regulatory considerations have led Central Maine to hold its planned 1999 capital investment outlays, including deferred demand-side management expenditures, to minimum levels. During the five-year period ended December 31, 1998, Central Maine's construction and acquisition expenditures amounted to $219.7 million (including investment in jointly-owned projects and excluding MEPCO). The program is currently estimated at approximately $56 million for 1999 and $228 million for 2000 through 2003.

The following table sets forth Central Maine's estimated capital expenditures as discussed above, assuming completion of the generation asset sale in the spring of 1999:

                                              2000-
                                     1999     2003      Total
Type of Facilities                      (Dollars in Millions)

Generating Projects                     $  3      $  -     $   3
Transmission                               3        22        25
Distribution                              32       132       164
General facilities and Other              18        74        92
                                          --        --        --
Total                                    $56      $228      $284
                                         ===       ===       ===

Additionally, Central Maine, in conjunction with the Independent System Operator-New England, is conducting system impact and facilities studies to accommodate the interconnection of 19 merchant plants totaling in excess of 6,000 megawatts proposing to interconnect to its system and neighboring systems over the next three years. One of these facilities has an expected on-line date in the latter half of 1999. Central Maine anticipates spending approximately $25,000,000 in 1999 for the construction and/or upgrade of transmission line and substation facilities associated with this project as well as two other projects expected to be on-line in 2000. The extent of transmission upgrades necessary to accommodate the proposed merchant plants, and the entity ultimately responsible for these costs, depends on the results of the studies mentioned above, the number of proposed plants that actually are developed, and approval of the criteria for determining needed transmission upgrades, which are being developed within the context of NEPOOL's Congestion Management System be filed later in 1999 as required by the FERC.

Demand-side Management

Central Maine's demand-side-management initiatives have included programs aimed at residential, commercial and industrial customers. Among the residential efforts have been programs that offer free or low-cost weatherization, water heater wraps and energy-efficient light bulbs. Among the commercial and industrial efforts, in addition to operating programs that offer energy-efficient lighting products and water-heater wraps, Central Maine has provided incentives to customers who install conservation measures of any kind that increase the efficiency of the use of electricity.

NEPOOL

Central Maine is a member of the New England Power Pool (NEPOOL), which is open to electric utilities in New England under a 1971 agreement that provides for coordinated planning and operation of approximately 99 percent of the electric power production, purchases and transmission in New England. The NEPOOL Agreement, which was recently revised to comply with the new regulatory requirements discussed in the three succeeding paragraphs, imposes obligations concerning generating capacity reserve and the use of major transmission lines, and provides for central dispatch of the region's facilities.

On April 24, 1996, the FERC issued Order No. 888, which requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file open access non-discriminatory transmission tariffs that offer both load-based, network and contract-based, point-to-point service, including ancillary service to eligible customers containing minimum terms and conditions of non-discriminatory service. This service must be comparable to the service they provide themselves at the wholesale level; in fact, these utilities must themselves take the wholesale transmission service they provide under the filed tariffs. The order also permits public utilities and transmitting utilities the opportunity to recover legitimate, prudent and verifiable wholesale stranded costs associated with providing open access and certain other transmission services. It further requires public utilities to functionally separate transmission from generation marketing functions and communications. The intent of this order is to promote the transition of the electric utility industry to open competition. Order No. 888 also clarifies federal and state jurisdiction over transmission in interstate commerce and local distribution and provides for deference of certain issues to state recommendations. The FERC subsequently issued Orders No. 888-A and 888-B which generally reaffirm Order No.
888 and clarify certain terms.

On July 9, 1996, Central Maine and MEPCO submitted compliance filings to meet the new pro-forma tariff non-price minimum terms and conditions of non-discriminatory transmission service and since then have made additional filings revising their tariffs in response to subsequent FERC and NEPOOL Orders. Central Maine and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund.

On April 24, 1996, the FERC also issued Order No. 889, which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. In 1998, both Central Maine and MEPCO submitted standards of conduct filings that further clarified the separation of the wholesale power marketing and transmission operations functions. The NEPOOL Agreement and open-access transmission tariff have been revised to reflect the new regulatory requirements and are pending FERC approval.

Fuel Supply

Central Maine's total kilowatt-hour production by energy source for each of the last two years and as estimated for 1999, assuming completion of the generation asset sale in the first half of 1999, is shown below.

                                Actual          Estimated
                           1998       1997     1999 Source
Nuclear                        2%         2%         3%
Hydro                         16         16         10
Oil                           35         35          4
Non-utility                   32         35         35
Other purchases               13         10         37
Biomass                        2          2          1
   FPL-Hydro Buyback           -          -          7
   FPL-Oil Buyback             -          -          3
                           -----      -----       ----
                             100%       100%       100%
                             ---        ---       ----

The 1999 estimated kilowatt-hour output from oil and purchased power may vary depending upon the relative costs of Company-generated power and power purchased through independent producers and other sources.

Oil. Central Maine's William F. Wyman Station in Yarmouth, Maine, its Mason Station in Wiscasset, Maine, and its internal combustion electric generating units are oil-fired. Central Maine's last contract for the supply of fuel oil requirements at market prices was allowed to expire in 1993. Since then Central Maine has been purchasing its fuel-oil requirements on the open market.

The average cost per barrel of fuel oil purchased by Central Maine during the five calendar years commencing with 1994 was $12.93, $16.16, $18.18, $17.04 and $12.39, respectively. A substantial portion of the fuel oil burned by Central Maine and the other member utilities of NEPOOL is imported. The availability and cost of oil to Central Maine, both under contract and in the open market, could be adversely affected by policies and events in oil-producing nations and other factors affecting world supplies and domestic governmental action.

Maine Yankee Spent Fuel. Like other nuclear plant operators, Maine Yankee entered into a contract with the United States Department of Energy ("DOE") for disposal of its spent nuclear fuel, as required by the Nuclear Waste Policy Act of 1982, pursuant to which a fee of one dollar per megawatt-hour was assessed against net generation of electricity and paid to the DOE quarterly. Under this Act, the DOE was given the responsibility for disposal of spent nuclear fuel produced in private nuclear reactors. In addition, Maine Yankee is obligated to make a payment with respect to generation prior to April 7, 1983 (the date current DOE assessments began). Maine Yankee elected under terms of its DOE contract to make a single payment of this obligation prior to the first delivery of spent fuel to DOE, which was scheduled to begin by January 31, 1998. The payment would consist of $50.4 million (all of which Maine Yankee previously collected from its customers, but for which a reserve was not funded), which is the approximate one-time fee charge, plus interest accrued at the 13-week treasury-bill rate compounded on a quarterly basis from April 7, 1983, through the date of the actual payment. Current costs incurred by Maine Yankee under this contract are recoverable under the terms of its Power Contracts with its sponsoring utilities, including Central Maine. Maine Yankee has accrued and billed $82.8 million of interest cost for the period April 7, 1983, through December 31, 1998.

Maine Yankee has formed a trust to provide for payment of its long-term spent fuel obligation, and is funding the trust with deposits at least semiannually which began in 1985, with currently projected annual deposits of approximately $1.3 million through December 2003. Deposits are expected to total approximately $78.2 million, with the total liability, including interest due at the time of disposal, estimated to be approximately $168.7 million at December 31, 2003. Maine Yankee estimates that trust fund deposits plus estimated earnings will meet this total liability if funding continues without material changes.

Maine Yankee's spent fuel is currently stored in the spent fuel pool at the Plant site. Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. The DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

In 1997 the two branches of the United States Congress approved separate bills to comprehensively reform the federal spent nuclear fuel program. In the spring of 1998 House and Senate members resolved differences between the bills, which would have required the DOE to establish an interim storage facility and begin accepting spent fuel from nuclear power plants by 2003. On June 2, 1998, the Senate fell short of the 60 votes needed to end debate on the bill and the bill was not brought to a vote in the House.

In 1994 several nuclear utilities other than Maine Yankee filed suit against the DOE. The utilities sought a declaration from the United States Court of Appeals for the District of Columbia Circuit that the Nuclear Waste Policy Act of 1982 required the DOE to take responsibility for spent nuclear fuel in 1998. In July 1996 the court held that the DOE was obligated "to start disposing of [spent nuclear fuel] no later than January 31, 1998." The DOE did not appeal the decision, but announced in December 1996 that it anticipated it would be unable to start accepting spent nuclear fuel for disposal by January 31, 1998. A large number of nuclear utilities and state regulators filed a new lawsuit against the DOE in January 1997 seeking to force the DOE to honor its obligation to store spent nuclear fuel and seeking other appropriate relief.

In November 1997 the U.S. Court of Appeals for the District of Columbia Circuit confirmed the DOE's obligation. On February 19, 1998, Maine Yankee filed a petition in the same court seeking to compel the DOE to take Maine Yankee's spent fuel from the Plant site "as soon as physically possible," alleging that removing the spent fuel on the DOE's indicated schedule would delay the decommissioning of the Maine Yankee Plant indefinitely. On May 5, 1998, the Court dismissed Maine Yankee's lawsuit, as well as that of the other nuclear utilities and state regulators, saying that petitioners' failure to pursue remedies under the standard contract rendered their appeal not appropriate at that time for review. On June 2, 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's failure to begin to take fuel in 1998. On November 3, 1998, the Court granted summary judgment in favor of Maine Yankee, ruling that the DOE had violated its contractual obligations and leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Maine Yankee expects the hearing on its claim to take place in late 1999 or early 2000. Maine Yankee intends to pursue its claim for damages vigorously, but as an alternative to DOE disposal is considering construction of an independent spent-fuel storage installation ("ISFSI") on the Plant site.

Item 3. LEGAL PROCEEDINGS.

Generating Asset Sale. For a discussion of a lawsuit involving the sale of Central Maine's generating assets, see Item 1. "Business"-"Agreement for Sale of Generation Assets," above.

Legal and Environmental Matters. CMP Group, Central Maine and certain of their affiliates are subject to regulation by federal and state authorities with respect to air and water quality, the handling and disposal of toxic substances and hazardous and solid wastes, and the handling and use of chemical products. Electric utility companies generally use or generate in their operations a range of potentially hazardous products and by-products that are the focus of such regulation. CMP Group and Central Maine believe that their current practices and operations are in compliance with all existing environmental laws except for such non-compliance as would not have a material adverse effect on their financial positions. Central Maine reviews its overall compliance and measures the liability quarterly by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure.

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

Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At December 31, 1998, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $1.9 million, which management has determined to be the most probable amount within the range of $1.9 million to $8.6 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

Millstone Unit No. 3 Litigation. On August 7, 1997, Central Maine and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Since August 1997 the parties have been engaged in resolving preliminary issues and in extensive pre-hearing discovery on a schedule calling for an arbitration hearing in the fall of 1999. Central Maine cannot predict the outcome of the litigation and arbitration or whether the current schedule will be maintained.

Proposed Federal Income Tax Adjustments. On September 3, 1997, Central Maine received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, Central Maine received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the Alternative Rate Plan ("ARP") effective January 1, 1995. The second major adjustment would disallow Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by Central Maine in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through December 31, 1998, amounted to $18.8 million, or a decrease in net income of $11.1 million, and which could increase interest expense by approximately $500,000 per month until either the tax deficiency is paid or the issues are resolved in favor of Central Maine, in which case no interest would be due. If the IRS were to prevail, Central Maine believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. Central Maine believes its tax treatment of the unresolved issues was proper and as a result the potential interest has not been accrued. On December 10, 1997, Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies and sought review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute could be resolved in advance of a court determination. As of March 17, 1999, four of the seven issues in dispute had been resolved, but not the two major disallowances. Central Maine will continue to work toward resolving the remaining issues, but a trial may be necessary for one or more of those issues. Absent such a resolution, Central Maine plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

Shareholder Suit. On September 25, 1997, a lawsuit was filed in the United States District Court for the Southern District of New York by a New Jersey resident claiming to be a shareholder of Central Maine against the members of Central Maine's board of directors, including the then President and Chief Executive Officer, and three former directors. The complaint contained a derivative claim that the defendants recklessly mismanaged the oversight and operation of the Maine Yankee Plant and an individual claim that the defendants had failed to make timely and adequate disclosures of information in connection with issues surrounding the Plant. The complaint did not seek damages against Central Maine, but requested that the defendants disgorge the compensation they had received during the period of alleged mismanagement, pay to Central Maine costs incurred allegedly as a result of the claimed actions, and cause Central Maine to take steps to prevent such actions.

The defendants moved to dismiss the suit for failure of the plaintiff to make a pre-suit demand on Central Maine's board of directors, as required by Maine law, and on February 18, 1998, the suit was dismissed. On April 2, 1998, the board received such a demand from the plaintiff. On December 17, 1998, after investigation of plaintiff's allegations, the board rejected the demand.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

Item 4.1   EXECUTIVE OFFICERS OF THE REGISTRANT.

CMP Group, Inc. The following are the present executive officers of CMP Group with all positions and offices held. There are no family relationships between any of them, nor are there any arrangements or understandings pursuant to which any were selected as officers.

Name, Age, and Year First Became Officer                Office

   David M. Jagger, 57, 1998         Chairman of the Board of Directors

   Charles H. Abbott, 63, 1998       Vice Chairman of the Board of Directors

   David T. Flanagan, 51, 1998       President and Chief Executive Officer

   Arthur W. Adelberg, 47, 1998      Executive Vice President

   David E. Marsh, 51, 1998          Chief Financial Officer

   Gerald C. Poulin, 57, 1999        Vice President, Generation

   F. Michael McClain, 49, 1998      Vice President, Corporate Development

   Anne M. Pare, 45, 1998            Treasurer, Corporate Counsel and Secretary



Central Maine Power Company. The following are the present executive officers of Central Maine with all positions and offices held. There are no family relationships between any of them, nor are there any arrangements or understandings pursuant to which any were selected as officers.

Name, Age, and Year First Became Officer               Office

  David M. Jagger, 57, 1996           Chairman of the Board of Directors

  Charles H. Abbott, 63, 1996         Vice Chairman of the Board of Directors

  Sara J. Burns, 43, 1997             President

  Michael R. Cutter, 45, 1997         Vice President

  Curtis I. Call, 45, 1997            Treasurer

  Anne M. Pare, 45, 1996              Secretary and Clerk

Each of the executive officers of CMP Group and Central Maine has for the past five years been an officer or employee of CMP Group, Central Maine, or an affiliate company, except Messrs. Jagger and Abbott, who have been non-employee directors since 1988, and Mr. McClain. Mr. McClain joined Central Maine February 23, 1998. Prior to his employment with Central Maine, he was Group Vice President and Chief Operating Officer, Petroleum Group, Dead River Company from 1981 to 1996.



                                     PART II

Item 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.

CMP Group's common stock has been traded on the New York Stock Exchange since September 1, 1998. Prior to that date the numbers in the table below refer to Central Maine's common stock. As of December 31, 1998, there were 32,590 holders of record of CMP Group common stock.

                        Price Range of and Dividends on Common Stock

                                Market Price             Dividends
                            High            Low          Declared
1998
First Quarter              $17-13/16      $15-1/4         $0.225
Second Quarter              20-3/8         17-1/16         0.225
Third Quarter               20-1/2         16-15/16        0.225
Fourth Quarter              20             16-3/4          0.225

1997
First Quarter              $11-5/8         10-1/2         $0.225
Second Quarter              12-3/4         10              0.225
Third Quarter               13-9/16        12-1/16         0.225
Fourth Quarter              15-1/2         12-7/8          0.225

Under the most restrictive terms of the Indenture securing Central Maine's General and Refunding Mortgage Bonds and of Central Maine Articles of Incorporation, no dividend may be paid on the common stock of Central Maine if such dividend would reduce retained earnings below $29.6 million. At December 31, 1998, Central Maine's retained earnings were $76.3 million, of which $46.7 million was not so restricted. There are currently no such restrictions on the payment of dividends by CMP Group. Future dividend decisions will be subject to future earnings levels and the financial condition of CMP Group and Central Maine and will reflect the evaluation by their Board of Directors of then existing circumstances.

Item 6.   SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data of CMP Group and Central Maine for the five years ended December 31, 1994 through 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Items 7 and 8 hereof. The selected consolidated financial data for the years ended December 31, 1994 through 1998 are derived from the audited consolidated financial statements of Central Maine.



Selected Consolidated Financial Data

(Dollars in Thousands, Except Per Share Amounts)

                                          CMP Group                                                         Central
                                                                                        Maine
                                            1998           1998          1997           1996           1995          1994
                                            ----           ----          ----           ----           ----          ----

Electric operating revenue                $  938,739     $  938,561    $  954,176     $  967,046     $  916,016    $  904,883
Net income (loss)                             52,910         54,823        13,422         60,229         37,980       (23,265)
Long-term obligations                        346,281        343,834       400,923        587,987        622,251       638,841
Redeemable preferred stock                    18,910         18,910        39,528         53,528         67,528        80,000
Total assets                               2,262,884      2,223,480     2,298,966      2,010,914      1,992,919     2,046,007
Earnings (loss) per common share              $ 1.63         $ 1.56         $0.16          $1.57          $0.86        $(1.04)
Dividends declared per common share
                                               $0.90         $0.675*        $0.90          $0.90          $0.90         $0.90

*1998 fourth quarter dividend of $0.225 per share was declared and paid in January 1999.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CMP GROUP AND CENTRAL MAINE POWER COMPANY

This  is a  combined  Report  on Form  10-K  of CMP  Group  and  Central  Maine.
Therefore, our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) applies to both CMP Group and Central Maine. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine (collectively, the CMP Group System). Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. The MD&A should be read in conjunction with the consolidated financial statements included herein.

Note re Forward-Looking Statements

This Report on Form 10-K contains forecast information items that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. CMP Group and Central Maine undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the factors in the succeeding paragraph.

Factors that could cause actual results to differ materially include, among other matters, the outcome of the FERC proceeding involving Maine Yankee's rates, decommissioning costs and issues related to the closing of the Maine Yankee nuclear generating plant; the actual costs of decommissioning the Maine Yankee plant; failure to resolve any significant aspect of the "Year 2000 problem"; electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and establish its revenue requirements and rate design as a transmission-and-distribution utility commencing March 1, 2000; the results of Central Maine's planned sale of its generating assets; Central Maine's ability to recover its costs resulting from the January 1998 ice storms that damaged its transmission and distribution system; future economic conditions;
earnings-retention   and   dividend-payout   policies;   developments   in   the
legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; CMP Group's investment in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance or repair requirements at nuclear plants and other facilities; and compliance with laws and regulations.

Formation of Holding Company

General. CMP Group is a holding company organized effective September 1, 1998, which owns all of the common stock of Central Maine and the former non-utility subsidiaries of Central Maine. As part of the reorganization, all of the shares of Central Maine's common stock were converted into an equal number of shares of CMP Group common stock, which are listed on the New York Stock Exchange under the symbol CTP. The reorganization was approved by Central Maine's shareholders on May 21, 1998, and on various dates in 1998 by the appropriate state and federal regulatory agencies.

Results of Operations

                                          CMP
                                         Group                    Central Maine
                                                 (dollars in millions)
Net income (loss) Twelve months ended:
     December 31, 1998                    $52.9       $1.63/share         $54.8
     December 31, 1997                      5.2       $0.16/share          13.4
                                          -----                            ----
     Increase                             $47.7                           $41.4

Earnings (loss) applicable to common
stock
   Twelve months ended:
     December 31, 1998               N/A        $50.0          $1.56/share
     December 31, 1997               N/A          5.2          $0.16/share
                                                -----
     Increase                                   $44.8

The 1998 results benefited significantly from a net benefit of $25 million related to the expiration of a high-cost non-utility power contract; a $27.5 million decrease in purchased power capacity costs, chiefly due to the closing of the Maine Yankee nuclear plant and a $4 million decrease in fuel cost for Central Maine generation reflecting lower oil prices. In addition, the following major, non-operating, non-recurring events had a significant impact on earnings:
1) MaineCom, a subsidiary of CMP Group, sold its 40-percent interest in New England Fibre Communications. The sale resulted in a net after-tax gain of approximately $5.7 million or $0.18 per share. 2) Central Maine sold shares then owned directly in NEON, now a 38.5-percent-owned equity investment of MaineCom, as part of the initial public offering of NEON common stock. The net after-tax gain was approximately $1.9 million, or $0.06 per share. 3) Central Maine finalized the sale of transmission-line easements and land. The net after-tax gain of approximately $5.6 million resulted in increased earnings of approximately $0.17 per share.

CMP Group electric operating revenue decreased by $15.4 million or 1.6 percent to $938.7 million in 1998, and decreased by $12.9 million or 1.3 percent in 1997 to $954.2. Lower sales volume due to the January ice storm, warmer weather, weaker sales to the pulp and paper industry, and the impact of the Asian economic crisis, were the major reasons for the decreased revenue in 1998. The major components of the change in electric operating revenue are as follows:

                                                           1998        1997

Revenue from Central Maine service-area kwh sales         $(20.2)     $ 17.9
Revenues from non-territorial sales                          6.2       (27.1)
Other operating revenue                                      4.5        (1.5)
MEPCO fuel cost recovery                                    (5.9)       (2.2)
                                                            ----        ----
                                                          $(15.4)     $(12.9)

Service Area Kwh Sales. Central Maine's service area sales of electricity totaled approximately 9.05 billion kilowatt-hours for the year ended December 31, 1998, down slightly from the 9.4 billion kilowatt-hour level of a year ago.

Central Maine's service-area sales for the years 1998, 1997 and 1996 are shown in the following table:

         (Kilowatt-hours in millions)
                        1998                 1997                 1996
                        ----                 ----                 ----
                             %                     %                    %
                   KWH     change       KWH     change       KWH      change
   Residential     2,761    (2.0)%      2,817      (0.4)%    2,829      1.0%
   Commercial      2,563     1.3        2,529       1.6      2,489      0.5
   Industrial      3,487    (7.8)       3,784       2.6      3,689      4.0
   Wholesale and
      lighting       242     6.1          228       5.3        217     58.9
                  ------                -----               ------
   Total Service-
     Area Sales    9,053    (3.2)%      9,358       1.5 %    9,224      2.9%
                   =====                =====                =====

The primary factors in the service-area kilowatt-hour sales overall decrease in 1998 were the reduction in residential sales due to warm winter temperatures, customer outages resulting from the January 1998 ice storm and lost sales in the paper industry within the industrial sector.

The primary factors in the service-area kilowatt-hour sales increases in 1997 were the growth experienced by the paper mills and strong sales to other industrial sectors. Nearly half of that growth directly related to an expansion by a large industrial customer. The increase in 1996 was residential customers' taking advantage of Central Maine's water-heating programs, increased sales in the pulp and paper industry, and the addition of a wholesale customer.

The average number of residential customers increased by 4,607 in 1998, 4,822 in 1997 and 5,157 in 1996, while average usage per residential customer declined
3.0 percent in 1998, 1.5 percent in 1997 and 0.15 percent in 1996.

The 1998 increase in commercial sales reflects increased sales in the retail and service sectors, which rebounded strongly after the warm winter temperatures and the ice storm experienced early in 1998, due to the relatively healthy economy and a strong tourist season in Central Maine's service territory.

Industrial sales levels are significantly affected by sales to the pulp-and-paper industry, which accounts for approximately 56 percent of industrial sales and approximately 22 percent of total service-area sales. Sales to the pulp-and-paper sector decreased by 14.4 percent in 1998, 0.8 percent in 1997 and increased by 3.7 percent in 1996. The decrease in 1998 was due primarily to the closing of two pulp and paper mills and the expiration of a buy-sell contract with a third paper mill. In addition, the weakness in Asian economies progressively impacted Maine's manufacturing sector in 1998, resulting in lower than expected kwh sales in the industrial sector. The decrease in 1997 was due primarily to the permanent shutdown of one of the paper mills in 1997. The increase in 1996 reflects special arrangements Central Maine has made with several paper companies to back down some of their self-generation and buy electricity from Central Maine at a discounted rate. Refer to "Alternative Rate Plan" and "Competition and Economic Development," below, and Note 4 to Consolidated Financial Statements, "Commitments and Contingencies - Competition," for additional information regarding Central Maine's actions to preserve its remaining large-industrial-customer base and other customer groups. Sales to all other industrial customers as a group increased 2.2 percent in 1998, 8.2 percent in 1997 and 4.5 percent in 1996.

Operating Expenses

Central Maine's purchased power-energy expense decreased by $50 million in 1998. The decrease is due primarily to the buyout, restructuring, and expiration of contracts with non-utility generators. Central Maine's purchased power-capacity expense decreased $27.5 million in 1998 due primarily to the permanent shutdown of the Maine Yankee Plant in August 1997.

Central Maine incurred additional expenses of $46.0 million in 1997 over 1996 to replace Maine Yankee energy and pay its share of capacity charges at the plant. In addition, shutdowns at Millstone Unit No. 3 and Connecticut Yankee Plants increased 1997 replacement-power cost by $5.0 million.

CMP Group maintenance expense increased $7.1 million for the year ended December 31, 1998 compared to 1997. This increase was due primarily to Central Maine's operations personnel working in maintenance capacities as a result of the ice storm in the first quarter, and to subsequent cleanup efforts.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $33.5 million in 1998 as compared to 1997, as a result of higher pre-tax earnings for the year ended December 31, 1998. The decrease of $23.9 million in 1997 from 1996 is a reflection of lower pre-tax earnings for the year ended December 31, 1997.

Other Income and Expense

Equity in Earnings of Associated Companies for CMP Group decreased by $6.3 million for the year ended December 31, 1998, compared to 1997. The decrease is due primarily to losses recognized due to start-up costs of NEON. See "Expansion of Lines of Business" below for further discussion.


CMP Group's gain on sale of investments and properties increased in 1998 by $22.5 million and by $12.9 million for Central Maine. The increase is due primarily to the following:

                                                 CMP Group         Central Maine

 Sale of New England Fibre by MaineCom             $  9.5            $  -
 Sale of stock in NEON                                3.1               3.1
 Gas pipeline easement sales                          6.4               6.4
 Sale of land                                         3.6               3.6
 Other - miscellaneous                                (.1)              (.2)
                                                   ------            ------
                                                    $22.5             $12.9
                                                     ====              ====

CMP Group Other Interest Expense increased by $0.7 million for the year 1998 as compared to 1997. The increase was due primarily to higher levels of borrowing on Central Maine's revolving credit facility to meet working capital needs.

Other interest expense increased in 1997 over 1996 primarily due to additional interest incurred for tax audit settlements and amended returns interest.

In July 1997, Central Maine redeemed $14 million of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. On July 1, 1998, Central Maine redeemed the final $7 million of its 8 7/8% Preferred Stock under the mandatory sinking-fund provision, reducing dividends in total by approximately $932 thousand for 1998 compared to 1997. On April 1, 1998 Central Maine redeemed all of its 7 7/8% Preferred Stock ($30 million), reducing dividends by approximately $1.8 million for the year ended December 31, 1998, compared to 1997. On June 8, 1998, $11.6 million of the outstanding 7.99% Preferred Stock was repurchased, further reducing dividends by approximately $697 thousand for the year ended December 31, 1998, compared to 1997.

Alternative Rate Plan

On January 1, 1995, Central Maine's ARP was put into effect. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provides for one annual adjustment of an inflation-based cap on each of Central Maine's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC is continuing to regulate Central Maine's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP is intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." As a result, Central Maine will continue to apply the provisions of SFAS No. 71 to its accounting transactions and its future financial statements. See Note 3, "Regulatory matters," of Notes to Consolidated Financial Statements - "Meeting the Requirements of SFAS No. 71," below.

The ARP contains a mechanism that provides price-caps on Central Maine's retail rates to be adjusted annually on each July 1, commencing in 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of Central Maine's retail rates, and includes fuel and purchased power costs that previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

A specified standard inflation index is the basis for each annual price-cap change. The inflation index is reduced by the sum of two productivity factors, a general productivity offset of 1.0%, and a second formula-based offset that started in 1996 and was intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the proposed five-year initial term of the ARP.

The sharing mechanism may adjust the subsequent year's July price-cap change in the event Central Maine's earnings are outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55% allowed return in 1995) and indexed annually for changes in capital costs. Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. The ROE used for earnings sharing is scheduled to be increased to 11.5% effective with the July 1999 price change.

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

On May 13, 1998, Central Maine submitted its 1998 ARP compliance filing to the MPUC. In keeping with its pledge of limiting increases to the inflation index, Central Maine voluntarily limited its request to 1.78%, which was the inflation rate for 1997 under the ARP. Central Maine also proposed a rate reduction of approximately ten percent contingent on the consummation of, and ratemaking associated with, Central Maine's planned sale of generating assets. The filing also reported information on the costs of restoring service to Central Maine's customers after the January 1998 ice storm, as required by the earlier MPUC order allowing Central Maine to defer those costs. Effective July 11, 1998, the MPUC approved a stipulated 1.33% increase. The amount of the increase remains subject to change, based on the outcome of the pending FERC proceeding related to the permanent shutdown of the Maine Yankee plant. Depending on FERC's decision, the price increase could increase or decrease, ranging from a ceiling of 1.78% to a floor of 0.22%. However, the Offer of Settlement pending before the FERC in Maine Yankee's rate case, which has been approved by the MPUC, provides that the 1998 ARP increase will not be adjusted.

The components of the last three ARP price increases approved by the MPUC are as follows:

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
                                            ====          ====         ====






Electric-Utility Industry Restructuring

Stranded Costs. The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including Central Maine, for a transition to a more competitive industry. In Maine, legislation that will restructure the electric-utility industry by March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail under this heading below. Such a departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

Central Maine has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of Central Maine's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of Central Maine's stranded costs is related to above-market costs of purchased-power obligations arising from Central Maine's long-term, noncancelable contracts for the purchase of capacity and energy from NUGs, with lesser estimated amounts related to Central Maine's deferred regulatory assets.

There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power. Higher market rates lower stranded-cost exposure, while lower market rates increase it. In addition to market-related impacts, any estimate of the ultimate level of stranded costs depends on such factors as state and federal regulations, the extent, timing and form that competition for electric service will take, the ongoing level of Central Maine's costs of operations, regional and national economic conditions, growth of Central Maine's sales, the timing of any changes that may occur from state and federal initiatives on restructuring, and the extent to which regulatory policies and decisions address recovery of stranded costs, including the application of value from the sale of Central Maine's generating assets.

The estimated market rate for power is based on anticipated regional market conditions and future costs of producing power. The present value of future purchased-power obligations and Central Maine's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expirations and continuing depreciation. Deferred regulatory-asset totals include the current uncollected balances and existing amortization schedules for purchased-power contract restructuring and buyouts negotiated by Central Maine to lessen the impact of these obligations, along with energy management costs, financing costs, and other regulatory commitments.

Maine Restructuring Legislation. The 1997 Maine restructuring legislation requires the MPUC, when retail access to generation begins on March 1, 2000, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigable costs made unrecoverable as a result of the restructuring required by the legislation and will be determined by the MPUC as provided in the legislation. The MPUC has been conducting separate adjudicatory proceedings to determine the stranded costs for each Maine utility, along with the corresponding revenue requirements and stranded-cost charges to be charged by each transmission-and-distribution utility. The first phase of the Central Maine proceeding was completed in early 1999 and is discussed under the heading "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design," below.

In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct substantial inaccuracies in the year 2003 and at least every three years thereafter.

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require Central Maine to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. As discussed below under "Agreement for Sale of Generating Assets," Central Maine has contracted to sell its non-nuclear generating assets and, after a favorable court decision, is proceeding toward completing the sale by April 7, 1999. The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions.

Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. CMP Group does not now intend to engage in the sale of electric energy after March 1, 2000.

Other features of the legislation include the following:

       (a) After the effective date of the legislation, if an entity purchases 10 percent or more of the stock of a distribution utility, including Central Maine, the purchasing entity and any related entity would be prohibited from selling generation service to any retail customer in Maine.
       (b) The legislation encourages the generation of electricity from renewable resources by requiring competitive providers, as a condition of licensing, to demonstrate to the MPUC that no less than 30 percent of their portfolios of supply sources for retail sales in Maine are accounted for by renewable resources.
       (c) The legislation requires the MPUC to ensure that standard-offer service is available to all consumers, but any competitive provider affiliated with Central Maine would be limited to providing such service for only up to 20 percent of the electric load in Central Maine's service territory.
       (d) Beginning March 1, 2002, or, by MPUC rule, as early as March 1, 2000, the providing of billing and metering services will be subject to competition.
       (e) A customer who significantly reduces or eliminates consumption of electricity due to self-generation, conversion to an alternative fuel, or demand-side management may not be assessed an exit fee or re-entry fee in any form for such reduction or elimination of consumption or for the re-establishment of service with a transmission-and-distribution utility.
       (f) Finally, the legislation provides for programs for low-income assistance, energy conservation research and development on renewable resources, assistance for utility employees laid off as a result of the legislation, and recovery of nuclear-plant decommissioning costs "[a]s required by federal law, rule or order", all funded through transmission-and-distribution utility rates and charges.

Legislative bills that would amend certain provisions of the 1997 legislation have been submitted to the 1999 session of the Maine Legislature. CMP Group and Central Maine cannot predict whether any changes to the 1997 legislation will be enacted.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. The MPUC has completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recovery of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. On December 23, 1998, the MPUC Hearing Examiners in the proceeding issued their report, in the form of a recommended decision. Central Maine disagreed with a number of the individual recommendations in the stranded-costs and revenue-requirements areas and filed exceptions to those recommendations. The MPUC deliberated the recommendations on February 10 and 11, 1999, indicated disagreement with some of the recommendations, and issued its written order on March 19, 1999.

The MPUC stressed in its order that it was deciding the "principles" by which it would set Central Maine's transmission-and-distribution rates, effective March 1, 2000, but was not calculating the rates themselves because such calculations at that time would rely excessively on estimates. The MPUC pointed out that it would hold a "Phase II" hearing to set the actual rates and determine the recoverable stranded costs after processing information expected to become available during 1999.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding pursuant to its mandate under the restructuring statute to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover these costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from divested generation assets to offset stranded costs. At the beginning of the proceeding Central Maine had estimated its total stranded costs to be approximately $1.3 billion.

In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the appropriate cost of common equity for Central Maine as a transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC, after weighing conflicting recommendations, decided on a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent.

In dealing with rate design, the MPUC limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000. The MPUC indicated that it would focus on (1) facilitating the transition to a competitive market for generation, and (2) implementing a "no-losers" policy, i.e., that the new rate design would cause no Central Maine customer's bill to increase on March 1, 2000. Applying the latter principle, the MPUC rejected a newly designed standby rate for self-generators proposed by Central Maine in favor of a design generally similar to Central Maine's current rate for the class. The MPUC stated that it planned to undertake a comprehensive rate design and alternative rate plan proceeding for Central Maine prior to March 1, 2002, when it could consider experience gained with the cost structures of other transmission-and-distribution utilities after the commencement of retail access to generation.

The Phase I order resulted from an extended proceeding with many points of view represented and covers a wide variety of rate-related subjects. Definitive findings by the MPUC in a number of the subject areas await the second phase of the proceeding, which must be completed before March 1, 2000. CMP Group and Central Maine cannot predict the definitive amount of stranded costs the MPUC will determine that Central Maine will be entitled to recover pursuant to the mandate of the restructuring statute, or the revenue requirements and rate design that will result from Phase II of the MPUC proceeding.

Agreement for Sale of Generation Assets

On January 6, 1998, Central Maine announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to Florida-based FPL Group. The related book value for these assets was approximately $218.9 million at December 31, 1998. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $3.6 million ($1.5 million for the assets and $2.1 million for lease revenue associated with the properties that CMP will retain), including $1.15 million for Union Water assets. The related book value of these assets was approximately $11.9 million at December 31, 1998.

Central Maine's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone Unit No. 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the pending sale. Central Maine will continue to seek buyers for those assets. Central Maine did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

Substantially all of the generating assets included in the sale are subject to the lien of Central Maine's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited initially with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Central Maine plans to use some of the proceeds on deposit with the trustee to redeem or repurchase bonds under the terms of the Indenture, and may discharge the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. Central Maine must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, regulatory requirements, market conditions and terms of outstanding securities.

On November 17, 1998, FPL Group announced that its subsidiary, FPL Energy Maine, Inc. ("FPL Energy") had filed a civil action in the United States District Court for the Southern District of New York requesting a declaratory judgment that Central Maine could not meet essential terms of the January agreement. FPL Group asserted that based on October 1998 FERC rulings on transmission access, as well as other issues, it believed that Central Maine could not comply with the conditions in the purchase contract and that FPL Energy should not be bound to complete the transaction.

FPL Energy contended in its complaint that the FERC rulings (1) constituted a material adverse effect under the purchase agreement and substantially lessened the value of Central Maine's generating assets, and (2) precluded Central Maine from obtaining all federal, state and local consents and approvals required for the ownership, operation and maintenance of the generating assets in a manner substantially consistent with Central Maine's historical ownership, operation, and maintenance thereof, as required by the purchase agreement. In addition, FPL Energy asserted that the FERC rulings limited the ability of the prospective buyer to get power from the Central Maine generating assets to market unconstrained by transmission limitations resulting from new generators being added to the NEPOOL system, and therefore, based on the doctrine of frustration of purpose, FPL Energy should be "excused without further obligation or liability from effecting the purchase of [Central Maine's] generating assets." Central Maine, FPL Energy, NEPOOL, and other parties interested in New England transmission-access issues requested rehearing of the FERC rulings.

On November 23, 1998, the MPUC granted its approval of the sale to FPL Energy of the generating assets contemplated by the purchase agreement, finding the sale to be in the public interest. The MPUC also made the findings required as a prerequisite to a FERC designation of the generating facilities as "exempt wholesale generators," which had been requested by FPL Energy.

On November 24, 1998, the FERC approved the sale of the Central Maine generating assets to FPL Energy, after making the required finding that the sale was consistent with the public interest, and accepted certain implementing agreements for filing. In discussing an issue raised by an intervenor the FERC stated that by purchasing the generating assets FPL Energy would be "stepping into the shoes of Central Maine" with respect to access to the Central Maine and NEPOOL transmission system, but did not disturb the earlier transmission-access rulings. The FERC granted its approval of the transfer of hydroelectric and water storage licenses on December 28, 1998, and the approval by FERC of exempt-wholesale-generator status for the generating facilities, was granted on February 24, 1999.

On March 11, 1999, the hearing on FPL Energy's request for a declaratory judgment was held in the United States District Court for the Southern District of New York. On the same day the presiding judge ruled that FPL Energy was not entitled to the declaratory judgment and entered judgment for Central Maine and its affiliated defendants on all counts of the complaint. Thereafter on that day FPL Energy announced that it would not appeal the decision, but would proceed to a closing of the sale on or before April 7, 1999, as required by the sale agreement, and the parties are preparing for the closing.

Expansion of Lines of Business

General. CMP Group is also preparing for competition by expanding its business opportunities through investments that capitalize on core competencies. MaineCom Services is a subsidiary that arranges, through other investments fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned accounts receivable management subsidiary. Another wholly-owned subsidiary, CNEX, formerly CMP International Consultants, provides utility consulting (domestic and international) and research. The wholly-owned Union Water Power Company provides management of rivers and recreational facilities, locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, engineering and environmental services, integrated energy solutions, and utility construction services. Union Water's operating divisions include On Target Utility Services, UnionLand Services, Maine HomeCrafters, E/PRO, and Combined Energies(TM). These subsidiaries often utilize skills of former Central Maine employees and regularly compete for business with other companies.

Natural Gas Distribution. CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to pursue opportunities to distribute natural gas at retail in many Maine communities that are not currently served with that fuel. They would offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas, none of which currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by Central Maine and MEPCO. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company (now "CMP Natural Gas, L.L.C.", equally owned by subsidiaries of CMP Group and Energy East) would face competition from a new gas utility affiliated with Bangor Hydro-Electric Company in the Bangor area, and in the Bath-Brunswick area, from an existing gas utility, Northern Utilities, Inc., which has been serving other areas of Maine, including the Portland and Lewiston-Auburn areas. CMP Group's level of investment is dependent on the overall economic feasibility of natural gas as a competitive energy option in Maine, a sufficient expression of customer interest in gas service from CMP Natural Gas, and the prospects for achieving an acceptable return on investment.

Fiber Optic Network. CMP Group, through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), which is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 1,000 fiber optic cable route miles, or more than 65,000 fiber strand miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of December 31, 1998, NEON had completed construction of approximately 600 route miles, or 49,000 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

On August 5, 1998, NEON completed initial public offerings of $48.0 million of common stock and $180.0 million of senior notes, and Central Maine, as part of the common-stock offering, sold some of the shares in NEON it then owned for proceeds of approximately $3.1 million. In addition, with some of the proceeds of the offering NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement. CMP Group believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture. The common stock of NEON is listed on the Nasdaq Stock Market's National Market under the symbol "NOPT".

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. As reported in detail in Central Maine's Annual Report on Form 10-K for the year ended December 31, 1997, the Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

FERC Rate Case. On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set Maine Yankee's Amendatory Agreements, rates and issues concerning the prudence of the Plant-shutdown decision for hearing.

By Complaint dated December 9, 1997, the Maine Office of the Public Advocate ("OPA") sought a FERC investigation of Maine Yankee's actions leading to the decision to shut down the Plant, including actions associated with the management and operation of Maine Yankee since 1993. The MPUC had initiated an investigation in Maine earlier, raising generally similar issues. By decision dated May 4, 1998, the FERC consolidated the OPA Complaint with the comprehensive rate proceeding. In addition, 28 municipal and cooperative utilities that had purchased in the aggregate approximately 6.2 percent of the output of the Plant from Maine Yankee's sponsors (the "Secondary Purchasers") intervened in the FERC proceeding, raising similar prudence issues and other issues specific to their status as indirect purchasers from Maine Yankee.

In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation ("Stone & Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

Since the filing of the rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, Central Maine and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8, 1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it. Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999, would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual
Secondary Purchasers. On February 24, 1999, the FERC Trial Staff recommended certification and approval of the settlement with the Secondary Purchasers. On March 10, 1999, the presiding judge certified to the FERC that both Offers of Settlement were uncontested and joined in the Trial Staff's comments that both were "fair, reasonable and in the public interest."

The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998, consisting of (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the Offer of Settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine would continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

CMP Group and Central Maine believe that the Offer of Settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and that approval of the Offer of Settlement by the FERC would eliminate significant uncertainties concerning CMP Group's and Central Maine's future financial performance. Although all of the active parties to the proceeding, including the FERC Trial Staff, support or, with respect to certain individual provisions, do not oppose, the Offer of Settlement, CMP Group and Central Maine cannot predict with certainty whether or in what form it will be approved by the FERC.

Other Maine Yankee Shareholders. Periodically-higher nuclear-related costs have affected the financial condition of other stockholders of Maine Yankee in varying degrees. A default by a Maine Yankee stockholder in making payments under its Power Contract or Capital Funds Agreement could have a material adverse effect on Maine Yankee, depending on the magnitude of the default. CMP Group and Central Maine cannot predict, however, what effect, if any, the financial and regulatory difficulties experienced by some Maine Yankee stockholders might have on Maine Yankee or Central Maine.

Interests in Other Nuclear Plants

In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996. Central Maine estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant to be approximately $29.9 million and has recorded a corresponding regulatory asset and liability on the consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses. Issues relating to Connecticut Yankee's decommissioning rates, as well as the prudence of operating that plant and the decision to cease operations, remain pending before the FERC.

In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. Central Maine estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $7.8 million. This estimate has been recorded by Central Maine as a corresponding regulatory asset and liability on Central Maine's balance sheet. Central Maine's current share of costs related to the shutdown of Yankee Atomic is being recovered through rates.

The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012.

Pursuant to a joint ownership agreement, Central Maine has a 2.5 percent direct ownership interest in the Millstone 3 nuclear unit in Waterford, Connecticut, which is operated by Northeast Utilities. This facility was off-line from March 31, 1996, to July 1998, due to NRC concerns regarding license requirements.

On August 7, 1997, Central Maine and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Since August 1997 the parties have been engaged in resolving preliminary issues and in extensive pre-hearing discovery on a schedule calling for an arbitration hearing in the fall of 1999. Central Maine cannot predict the outcome of the litigation and arbitration or whether the current schedule will be maintained.

Central Maine is obligated to pay its proportionate share of the operating expenses, including depreciation and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to the joint ownership agreement for Millstone 3, Central Maine is similarly obligated to pay its proportionate share of the operating costs of Millstone 3. Central Maine is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies and Millstone 3. The estimated decommissioning costs are paid as a cost of energy in the amounts allowed in rates by the FERC.

Non-Utility Generators

In accordance with prior MPUC policy and the ARP, $99 million of power-purchase contract buy-out or restructuring costs incurred since January 1992 are included in Deferred Charges and Other Assets on Central Maine's balance sheet and will be amortized over their respective fuel savings periods. Central Maine has restructured 43 contracts representing 389 megawatts of capacity that should result in approximately $231 million in fuel savings over the next five years.

During 1998 Central Maine purchased or restructured two power-purchase contracts which it expects will result in savings to its customers the equivalent of approximately $40.5 million in net present value.

On February 12, 1999, Central Maine restructured a power-purchase contract with a NUG in Livermore, Maine, which it expects will save its customers the equivalent of $20.4 million in net present value.

On December 31, 1998, two contracts with NUGs from which Central Maine was obligated to purchase electricity at substantially above-market prices expired. As a result, Central Maine expects to reduce power purchases by approximately $2.7 million.

Open-Access Transmission Service Ruling

On April 24, 1996, the FERC issued Order No. 888, which requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file open access non-discriminatory transmission tariffs that offer both load-based, network and contract-based, point-to-point service, including ancillary service to eligible customers containing minimum terms and conditions of non-discriminatory service. This service must be comparable to the service they provide themselves at the wholesale level; in fact, these utilities must themselves take the wholesale transmission service they provide under the filed tariffs. The order also permits public utilities and transmitting utilities the opportunity to recover legitimate, prudent and verifiable wholesale stranded costs associated with providing open access and certain other transmission services. It further requires public utilities to functionally separate transmission from generation marketing functions and communications. The intent of this order is to promote the transition of the electric utility industry to open competition. Order No. 888 also clarifies federal and state jurisdiction over transmission in interstate commerce and local distribution and provides for deference of certain issues to state recommendations. The FERC subsequently issued Orders No. 888-A and 888-B which generally reaffirm Order No. 888 and clarify certain terms.

On July 9, 1996, Central Maine and MEPCO submitted compliance filings to meet the new pro-forma tariff non-price minimum terms and conditions of non-discriminatory transmission service and since then have made additional filings revising their tariffs in response to subsequent FERC and NEPOOL Orders. Central Maine and MEPCO have been transmitting energy pursuant to their filed tariffs, subject to refund.

On April 24, 1996, the FERC also issued Order No. 889, which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information. In 1998, both Central Maine and MEPCO submitted standards of conduct filings that further clarified the separation of the wholesale power marketing and transmission operations functions. The NEPOOL Agreement and open-access transmission tariff have been revised to reflect the new regulatory requirements and are pending FERC approval.

Competition and Economic Development

Central Maine faces competition in several aspects of its traditional business and anticipates that competition will continue to put pressure on both sales and the prices Central Maine can charge for its product. Alternative fuels and modifications to regulations that in the past had restricted competition from suppliers outside of Central Maine's service territory have expanded customers' energy options, even before the commencement of retail competition on March 1, 2000. As a result, Central Maine continues to pursue retention of its customer base. This increasingly competitive environment has resulted in Central Maine's entering into arrangements with its wholesale customers, as well as with certain industrial, commercial, and residential customers, to provide their energy needs at prices and margins lower than the current averages.

Pursuant to the pricing-flexibility provisions of the ARP, Central Maine offers special prices for high-use residential customers and for industrial and commercial customers with the capacity to change fuel sources. Economic-Development price contracts and the Maine-Made Incentive Program support Central Maine's business-development initiatives. In 1994, the Company lowered tariffs for its large general-service customers and executed separate five-year definitive agreements with 18 individual customers providing additional reductions. Approximately 44 percent of annual service area kilowatt-hour sales and 31 percent of annual revenues are covered under special tariffs allowed under the pricing flexibility provisions of the ARP. These reductions in rates were offered to customers after consideration of associated NUG cost reductions, savings from further NUG consolidations and other general cost reductions.

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

As planned, by the end of 1998 CMP Group had completed much of the work associated with Year 2000 readiness for IT infrastructure and centralized business systems. The remaining work in those areas is scheduled to be completed during the first six months of 1999. All vendors associated with this remaining work have indicated availability of products and services that CMP Group believes should permit CMP Group to be Year 2000 ready by June 1999.

CMP Group's target completion date for Year 2000 power generation and delivery systems is also June 1999, consistent with the DOE's published request in May 1998 and the overall electric-utility industry guidelines prepared by the North American Electric Reliability Council ("NERC"). CMP Group has contracted with the appropriate vendors to complete critical generation control system remediation work by June 1999, and believes it is on schedule to meet this target.

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

CMP Group estimates it will incur approximately $4.0 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of December 31, 1998, approximately $3.4 million of such costs has been incurred.

CMP Group recognizes that failure to correct problems associated with Year 2000 issues has the potential to result in material operational and financial risks if the affected systems either cease to function or produce erroneous results. Such risks could include inability to operate fossil and/or hydro generating facilities, disruptions in the operation of Central Maine's transmission and distribution systems, an inability to access interconnections with other utilities, and disruptions to Central Maine's major business systems (customer information and service, administrative, financial).

Central Maine believes, however, that the most likely worst case scenario resulting from these risks would be a temporary, and short-term, disruption of electric service. This could occur either as a failure on the part of Central Maine to successfully address all critical Year 2000 issues, as a failure on the part of a critical third-party provider, or as a failure on the part of other entities, including ISO-New England, to successfully maintain the short-term reliability of power supply and delivery on a regional basis. Central Maine does not expect that any such short-term service disruption would have a material impact on its operations, liquidity, or financial condition.

In order to minimize these risks, and the potential recovery time, from Year 2000 problems, CMP Group is actively involved in contingency planning. Although CMP Group has extensive knowledge and specific experience in disaster/recovery planning and execution, CMP Group recognizes the importance of Year 2000 specific contingency planning. Accordingly, Central Maine is participating in the integrated contingency planning effort headed by the North American Electric Reliability Council, and the Northeast Power Coordinating Council. Further, Central Maine will be developing comprehensive Year 2000 specific contingency plans for its own independent operations.

CMP Group believes its plans are adequate to attain Year 2000 readiness, and that the contingency plans currently under development both internally and at a regional level should substantially mitigate the risks discussed above.

Liquidity and Capital Resources

Increases in Central Maine's retail rates are limited by Central Maine's ARP. For a discussion of the ARP, including a 1.33-percent rate increase effective July 11, 1998, and a proposed rate reduction contingent on the consummation of Central Maine's planned sale of generating assets in 1999, see Note 3, "Regulatory Matters" - "Alternative Rate Plan."

Approximately $158.3 million and $159.8 million of cash was provided during the year ended December 31, 1998 for CMP Group and Central Maine, respectively, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $66.8 million and $73.5 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities for CMP Group and Central Maine, respectively.

Included in net income is $19.1 million for CMP Group and $9.5 million for Central Maine representing gains associated with the sale of investments and properties.

Investing activities, primarily construction expenditures, utilized $17.4 million in cash during 1998 for generation, transmission, distribution, and general construction expenditures for CMP Group and $9.1 for Central Maine. In order to accommodate existing and future loads on its electric system Central Maine, CMP Group's major subsidiary, is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

CMP Group received proceeds of approximately $21.3 million from the sale of investments and properties. In addition, Central Maine received approximately $20.1 million resulting from the sale of four subsidiaries to CMP Group.

During 1998 CMP Group paid dividends on common stock of $28.9 million, while preferred-stock dividends, paid by Central Maine, utilized $6.7 million of cash. In addition, Central Maine reacquired 1.2 million shares of stock from CMP Group for $19 million following the holding company formation.

Central Maine's Articles of Incorporation limit certain unsecured indebtedness that may be outstanding to 20% of capitalization, as defined without the consent of the holders of Central Maine's preferred stock; 20% of defined capitalization amounted to $143 million as of December 31, 1998. Unsecured indebtedness, as defined, amounted to $131 million as of December 31, 1998. Central Maine's $500 million medium-term note program, having received the consent of Central Maine's preferred stockholders in May 1997, is not included in "unsecured indebtedness" for purposes of the 20-percent limitation.

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

During 1998 Central Maine issued $312 million principal amount of its medium-term notes and paid $18 million at maturity, making a total of $337 of medium-term notes outstanding at December 31, 1998 of which $10 million was short-term. During the year Central Maine redeemed, repurchased or paid at maturity the following General and Refunding Mortgage Bonds (stated in principal amounts) and Dividend Series Preferred Stock (in par value), a total of $351 million:

         March 30      Series R Bonds,  7-7/8% ($50 million)
         March 30      Series N Bonds,  8.50% ($11 million)
         April 1       Preferred Stock,  7-7/8% Series ($30 million)
         April 15      Series U Bonds,  7.54% ($25 million)
         June 8        Preferred Stock, 7.99% Series ($11.6 million)
         June 15       Series P Bonds, 7.66% ($31.3 million)
         July 1        Preferred Stock, 8 7/8% Series ($7 million)
         August 15     Series S Bonds,  6.03% ($60 million)
         November 1    Series T Bonds,  6.25% ($75  million)
         December 31   Series O Bonds, 7-3/8% ($50 million)

For further details on the financing activities of Central Maine and CMP Group during 1998, see Item 8, "Notes to Consolidated Financial Statements" - Note 10, "Capitalization and Interim Financing," below.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million by agreement of the parties, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Both credit facilities require annual fees on the total credit lines. The fees are based on Central Maine's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded based upon Central Maine's past credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. Central Maine had $55 million in outstanding notes as of December 31, 1998 under the credit facilities.

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

Environmental Matters

CMP Group and its subsidiaries assess compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At December 31, 1998, Central Maine had an accrued liability of $1.9 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 4, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this matter.

Storm Damage Central Maine's System

On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. Central Maine's incremental non-capital costs of the repair effort were $50.7 million, most of which is labor-related. In addition, approximately $1.7 million of carrying costs have been deferred as of December 31, 1998.

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. The order required Central Maine, as part of its annual filing under the ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the 1998 ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was finalized Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, Central Maine has deferred $52.4 million in storm related costs as of December 31, 1998. In October 1998, the MPUC staff issued its draft report of its summary investigation of the Maine utilities' response to the January ice storm. This report found no basis for formal adjudicatory investigation into the response and supports the utilities' actions. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 10, 1999, HUD published a notice in the Federal Register inviting parties to re-apply for storm-damage cost reimbursement. Central Maine cannot predict what portion of its ice storm-related costs it will ultimately recover through federal assistance, if any, or from its customers, or when any such recovery will take place.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

CMP Group is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. Its exposure to changes in applicable interest rates has increased during 1998, due to its issuance of $312 million of medium-term notes during the year, $227 million of which bear floating, LIBOR-based, rates. Most of the floating-rate medium-term notes issued during 1998 replaced fixed-rate mortgage bonds or other fixed-rate securities.

                                     Variable Long Term         Fixed Long Term

 Weighted Average Rates                          6.63%                     7.46%

 Balance at December 31, 1998                 $278,704                  $321,476

 Maturity Period                           1999 - 2018               1999 - 2023





Item 8. FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA.

Index to Financial Statements and Financial Statement Schedules

Management report on responsibility for financial reporting              57

Report of Independent Accountants                                        58

Consolidated Financial Statements                                        59

CMP Group, Inc.

     Consolidated  Statement of Earnings for the three years ended
     December 31, 1998, 1997 and 1996                                    59

     Consolidated Balance Sheet as of December 31, 1998 and 1997         60

     Consolidated  Statement  of  Capitalization  and  Interim
     Financing  as of December 31, 1998 and 1997                         62

     Consolidated  Statement  of Changes in  Stockholders'  Equity
     for the three years ended December 31, 1998, 1997 and 1996          63

     Consolidated Statement of Cash Flows for the three years ended
     December 31, 1998, 1997 and 1996                                    64

Central Maine Power Company

     Consolidated  Statement of Earnings for the three years ended
     December 31, 1998, 1997 and 1996                                    65

     Consolidated Balance Sheet as of December 31, 1998 and 1997         66

     Consolidated  Statement  of  Capitalization  and  Interim
     Financing  as of December 31, 1998 and 1997                         68

     Consolidated  Statement  of Changes in  Stockholders'  Equity
     for the three years ended December 31, 1998, 1997 and 1996          69

     Consolidated Statement of Cash Flows for the three years ended
     December 31, 1998, 1997 and 1996                                    70

Notes to Consolidated  Financial  Statements - CMP Group, Inc.
and Central Maine Power Company                                          71

Financial Statement Schedule:

Central Maine Power Company
     Schedule II - Valuation and Qualifying Accounts                    128



                              Report of Management

The Managements of CMP Group and its subsidiaries ("CMP Group") and Central Maine Power Company and its subsidiaries ("Central Maine") are responsible for the consolidated financial statements and the related financial information appearing in this annual report. The financial statements are prepared in conformity with generally accepted accounting principles and include amounts based on informed estimates and judgments of management. The financial information included elsewhere in this report is consistent, where applicable, with the financial statements.

CMP Group and Central Maine maintain a system of internal accounting controls that are designed to provide reasonable assurance that the respective assets are safeguarded, transactions are executed in accordance with management's authorization, and the financial records are reliable for preparing the financial statements. While no system of internal accounting controls can prevent the occurrence of errors or irregularities with absolute assurance, management's objective is to maintain a system of internal accounting controls that meets their goals in a cost-effective manner.

CMP Group and Central Maine have policies and procedures in place to support and document the internal accounting controls that are revised on a continuing basis. Internal auditors conduct reviews, provide ongoing assessments of the effectiveness of selective internal controls, and report their findings and recommendations for improvement to management.

The Board of Directors of CMP Group have established an Audit Committee, composed entirely of outside directors, which oversees the financial reporting process on behalf of the Board of Directors. The Audit Committee meets periodically with management, internal auditors, and the independent public accountants to review accounting, auditing, internal accounting controls, and financial reporting matters. The internal auditors and the independent public accountants have full and free access to meet with the Audit Committee, with or without management present, to discuss auditing or financial reporting matters.

PricewaterhouseCoopers LLP, independent public accountants, has been retained to audit CMP Group and Central Maine's consolidated financial statements. The accompanying report of independent public accountants is based on their audit, conducted in accordance with generally accepted auditing standards, including a review of selected internal accounting controls and tests of accounting procedures and records.


David T. Flanagan                              Sara J. Burns
CMP Group, Inc.                                Central Maine Power Company
President and Chief Executive Officer          President

David E. Marsh                                 Curtis I. Call
CMP Group, Inc.                                Central Maine Power Company
Chief Financial Officer                        Treasurer



                        Report of Independent Accountants

To the Shareholders and Directors of
   CMP Group, Inc. and the Shareholders and
   Directors of Central Maine Power Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of CMP Group, Inc. and its subsidiaries ("CMP Group") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the consolidated financial position of Central Maine Power Company and its subsidiaries ("Central Maine") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management of CMP Group and Central Maine; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Portland, Maine
January 26, 1999






                       CONSOLIDATED FINANCIAL STATEMENTS

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
              For the years ended December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per-share amounts)

                                                                           1998              1997               1996

Revenues (Notes 1 and 3)
     Electric operating revenues                                          $938,739         $954,176        $967,046
     Other non-utility revenues                                             11,588            2,070             859
                                                                          --------        ---------      ----------
        Total Revenues                                                     950,327          956,246         967,905
                                                                           -------          -------         -------

Operating Expenses
     Fuel used for company generation (Notes 1 and 9)                       30,898           34,946          16,827
     Purchased power
        Energy (Notes 1 and 9)                                             369,411          419,144         407,926
        Other (capacity) (Note 9)                                           85,321          112,810         108,720
     Other operation                                                       213,489          210,513         183,688
     Maintenance                                                            41,051           33,973          37,537
     Depreciation and amortization (Note 1)                                 56,493           54,132          53,694
     Taxes other than income taxes                                          27,783           28,303          27,861
                                                                          --------         --------        --------
        Total Operating Expenses                                           824,446          893,821         836,253
                                                                           -------          -------         -------

Operating Income                                                           125,881           62,425         131,652
                                                                           -------          -------         -------

Other Income (Expense)
     Equity in earnings of associated companies (Note 9)                       (60)           6,260           6,138
     Allowance for equity funds used during construction (Note 1)              653              642             851
     Other, net                                                              1,383            3,639           4,709
     Minority interest in consolidated net income                             (205)            (233)            (48)
     Gain on sale of investments and properties                             22,912              418             601
                                                                          --------        ---------      ----------
        Total Other Income (Expense)                                        24,683           10,726          12,251
                                                                          --------          -------        --------

Interest Charges
     Long-term debt (Note 10)                                               43,276           44,346          47,966
     Other interest (Note 10)                                                8,366            7,660           4,341
     Allowance for borrowed funds used during construction (Note 1)           (495)            (439)           (655)
                                                                         ---------        ---------      -----------
        Total Interest Charges                                              51,147           51,567          51,652
                                                                           -------          -------        --------

Income Before Income Taxes and Preferred Dividends                          99,417           21,584          92,251
     Income taxes (Notes 2 and 3)                                           41,698            8,162          32,022
     Dividends on Preferred Stock of Subsidiary                              4,809            8,209           9,452
                                                                           -------         --------       ---------
Net Income                                                                 $52,910        $   5,213       $  50,777
                                                                            ======         ========        ========

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                  32,442,685       32,442,752      32,442,752

Earnings Per Share Of Common Stock (Basic and Diluted)                       $1.63            $0.16           $1.57

Dividends Declared Per Share Of Common Stock                                 $0.90            $0.90           $0.90

The accompanying notes are an integral part of these financial statements


                                     CMP Group, Inc. and Subsidiaries
                                        Consolidated Balance Sheet
                                        December 31, 1998 and 1997
                                          (Dollars in thousands)

                                  ASSETS                                              1998              1997
                                                                                      ----              ----

Current Assets
    Cash and cash equivalents                                                    $    30,540       $    20,841
    Accounts receivable, less allowance for uncollectible accounts of
    $3,136 in 1998 and $2,400 in 1997
       Service   - billed                                                             81,169            84,323
                 - unbilled (Notes 1 and 3)                                           53,296            46,807
       Other accounts receivable                                                      13,753            15,247
    Inventories, at average cost
       Fuel oil                                                                        5,879             5,390
       Materials and supplies                                                         13,126            11,779
    Funds on deposit with trustee (Note 10)                                                1            61,694
    Prepayments and other current assets                                              10,268             9,110
                                                                                 -----------      ------------
          Total Current Assets                                                       208,032           255,191
                                                                                  ----------        ----------

Electric Property, at original cost (Notes 9 and 10)                               1,750,837         1,674,876
    Less: Accumulated depreciation (Notes 1 and 9)                                   694,410           634,384
                                                                                  ----------        ----------
          Net electric property in service                                         1,056,427         1,040,492
                                                                                   ---------         ---------

    Construction work in progress (Note 4)                                            19,538            15,105
    Nuclear fuel, less accumulated amortization of $9,316 in 1998 and
    $9,035 in 1997                                                                     1,147             1,157
                                                                                ------------      ------------
          Total net electric property                                              1,077,112         1,056,754

Investments In Associated Companies, at equity (Notes 1 and 9)                        71,880            76,509
                                                                                 -----------       -----------
    Total Net Electric Property and Investments in Associated Companies
                                                                                   1,148,992         1,133,263

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net (Note 1)
                                                                                      78,539            84,026
    Yankee Atomic purchased-power contract (Note 9)                                    7,761            13,056
    Connecticut Yankee purchased-power contract (Note 9)                              29,913            36,877
    Maine Yankee purchased-power contract (Note 9)                                   273,895           329,206
    Regulatory assets - deferred taxes (Note 2)                                      235,451           236,632
    Other deferred charges and other assets (Notes 1 and 3)                          280,301           210,715
                                                                                  ----------        ----------
          Deferred Charges and Other Assets, Net                                     905,860           910,512
                                                                                  ----------        ----------

          Total Assets                                                            $2,262,884        $2,298,966
                                                                                   =========         =========

The accompanying notes are an integral part of these financial statements.



                                     CMP Group, Inc. and Subsidiaries
                                        Consolidated Balance Sheet
                                        December 31, 1998 and 1997
                                          (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES                               1998               1997
                                                                                      ----               ----

Current Liabilities and Interim Financing
    Interim financing (see separate statement) (Note 10)                          $  298,356         $  238,000
    Sinking-fund requirements (Note 10)                                               11,455              9,411
    Accounts payable                                                                  90,960             97,080
    Dividends payable                                                                  7,304              9,202
    Accrued interest                                                                   7,524             11,201
    Accrued income taxes (Note 2)                                                     19,911              3,001
    Miscellaneous current liabilities                                                 15,909             15,762
                                                                                 -----------        -----------
       Total Current Liabilities and Interim Financing                               451,419            383,657
                                                                                  ----------         ----------

Commitments and Contingencies (Notes 4 and 9)

Reserves and Deferred Credits
    Accumulated deferred income taxes (Note 2)                                       376,043            350,912
    Unamortized investment tax credits (Note 2)                                       29,064             30,533
    Yankee Atomic purchased-power contract (Note 9)                                    7,761             13,056
    Connecticut Yankee purchased-power contract (Note 9)                              29,913             36,877
    Maine Yankee purchased-power contract (Note 9)                                   273,895            329,206
    Regulatory liabilities - deferred taxes (Note 2)                                  58,376             56,852
    Other reserves and deferred credits (Note 5)                                     116,805            104,257
                                                                                  ----------         ----------
       Total Reserves and Deferred Credits                                           891,857            921,693
                                                                                  ----------         ----------

Long-Term Debt (see separate statement) (Note 10)
    Mortgage debt                                                                    117,683            259,563
    Other long-term obligations                                                      228,598            141,360
                                                                                  ----------         ----------
       Total Long-Term Obligations                                                   346,281            400,923
                                                                                  ----------         ----------

Redeemable Preferred Stock                                                            18,910             39,528
                                                                                 -----------        -----------

Stockholders' Equity (see separate statement) (Note 10)
    Common-stock                                                                     162,213            162,214
    Other paid in capital                                                            285,835            277,168
    Reacquired common stock                                                             (827)                 -
    Retained earnings                                                                 71,668             48,212
    Preferred stock                                                                   35,528             65,571
                                                                                 -----------        -----------
       Total Stockholders' Equity                                                    554,417            553,165
                                                                                  ----------         ----------

       Total Stockholders' Equity and Liabilities                                 $2,262,884         $2,298,966
                                                                                   =========          =========

The accompanying notes are an integral part of these financial statements.




                                          CMP Group, Inc. and Subsidiaries
                           CONSOLIDATED STATEMENT OF CAPITALIZATION AND INTERIM FINANCING
                                               (Dollars in thousands)

                                                                                  December 31
                                                                                  -----------
                                                                          1998                          1997
                                                                          ----                          ----
                                                                 Amount            %           Amount           %
Capitalization (Note 10)
Common-Stock Investment:
Common stock, par value $5 per share:
    Authorized - 80,000,000 shares
    Outstanding - 32,442,552 shares in 1998 and
    32,442,752 in 1997                                         $   162,213                    $  162,214
Other paid-in capital                                              285,835                       277,168
Reacquired common stock, at cost (55,510 shares)                      (827)
Retained earnings                                                   71,668                        48,212
                                                               -----------                   -----------
Total Common-Stock Investment                                      518,889        42.6%          487,594       39.6
                                                                ----------      ------        ----------     ------
Preferred Stock - not subject to mandatory redemption
                                                                    35,528         2.9            65,571        5.3
                                                               -----------      ------       -----------     ------
Redeemable Preferred Stock - subject to mandatory
redemption                                                          27,910                        46,528
Less: current sinking fund requirements                              9,000                         7,000
                                                              ------------                  ------------
Redeemable Preferred Stock - subject to mandatory
redemption                                                          18,910         1.6            39,528        3.2
                                                               -----------      ------       -----------     ------
Long-Term Obligations:
Mortgage bonds                                                     118,717                       421,000
Less: unamortized debt discount                                      1,034                         1,437
                                                              ------------                  ------------
Total Mortgage Bonds                                               117,683                       419,563
                                                                ----------                    ----------
Total Medium-Term Notes                                            327,000                        43,000
                                                                ----------                   -----------
Other Long-Term Obligations:
Lease obligations                                                   32,773                        34,517
Pollution-control facility and other notes                         153,280                        84,254
                                                                ----------                   -----------
Total Other Long-Term Obligations                                  186,053                       118,771
                                                                ----------                    ----------
Less: Current Sinking Fund Requirements and Current
Maturities                                                         284,455                       180,411
                                                                ----------                    ----------
Total Long-Term Obligations                                        346,281        28.4           400,923       32.6
                                                                ----------      ------        ----------     ------
Total Capitalization                                               919,608        75.5           993,616       80.7
                                                                ----------      ------        ----------     ------
Interim Financing (Note 10):
Short-term obligations                                              15,000                        60,000
Current maturities of long-term obligations                        283,356                       178,000
                                                                ----------                   -----------
Total Interim Financing                                            298,356        24.5           238,000       19.3
                                                                ----------      ------       -----------     ------
Total Capitalization and Interim Financing                      $1,217,964       100.0%       $1,231,616      100.0%
                                                                 =========       =====         =========      =====

The accompanying notes are an integral part of these financial statements



                        CMP Group, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                         For the three years ended December 31, 1998
                                               Amount at      Other      Reacquired
                                                  par       paid-in        common     Retained               Preferred
                                      Shares     value      capital         stock     earnings     Shares       Stock       Total
                                      ------   ---------    -------       --------    --------     ------     ---------

Balance - December 31, 1995        32,442,752   $162,214      $276,287                   $51,504    655,713    $65,571     $555,576
                                   ----------
Net Income                                                                                60,229                             60,229
Dividends declared:
    Common stock                                                                         (29,199)                           (29,199)
    Preferred stock                                                                       (9,452)                            (9,452)
Reacquired preferred stock                                         536                      (536)                                 -
Capital stock expense
                                                                    (5)                                                          (5)

Balance - December 31, 1996        32,422,752    162,214       276,818         -          72,546    655,713     65,571      577,149
                                   ----------    -------       -------      -------       ------    -------     ------      -------
Net Income                                                                                13,422                             13,422
Dividends declared:
    Common stock                                                                         (29,199)                           (29,199)
    Preferred stock                                                                       (8,209)                            (8,209)
Reacquired preferred stock                                         348                      (348)                                 -
Capital stock expense
                                                                     2                                                            2
                                                         -           -                           -         -           -          -
Balance - December 31, 1997        32,422,752    162,214       277,168         -          48,212    655,713     65,571      553,165
                                   ----------    -------       -------      -------       ------    -------     ------      -------
Net Income                                                                                57,718                             57,718
Dividends declared:
    Common stock                                                                         (29,198)                           (29,198)
    Preferred stock                                                                       (4,809)                            (4,809)
Common stock                             (200)        (1)           (2)                       (1)                                (4)
Reacquired common stock                                                        (827)                                           (827)
Increase in equity of investee                                   9,413                                                        9,413
(Note 8)
Preferred stock                                                                                   (300,430)    (30,043)     (30,043)
Reacquired preferred stock                                        (771)                     (254)                            (1,025)
Capital stock expense                                               27                                                           27
                                  ------------------------------------      -------   ----------- ---------------------- ----------

Balance - December 31, 1998        32,442,552   $162,213      $285,835        $(827)     $71,668    355,283    $35,528     $554,417
                                   ----------    =======       =======         ====       ======    =======     ======      =======


The accompanying notes are an integral part of these financial statements.





                                         CMP Group, Inc.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in thousands)
                                                                                Year ended December 31
                                                                            1998          1997         1996

CASH FROM OPERATION
    Net income                                                            $ 52,910      $  5,213     $  50,777
    Items not requiring (not providing) cash:
       Depreciation                                                         47,130        44,170        44,104
       Amortization                                                         38,873        34,291        34,881
       Deferred income taxes and investment tax credits, net                20,016        (2,204)        3,318
       Allowance for equity funds used during construction                    (653)         (642)         (851)
    Preferred stock dividends of subsidiary                                  4,809         8,209         9,452
    Gain on sale of investments and properties                             (19,108)            -             -
    Changes in certain assets and liabilities:
       Accounts receivable                                                  (2,999)        1,257        (3,565)
       Other current assets                                                 (1,158)          390          (308)
       Inventories                                                          (1,836)        4,259        (4,884)
       Accounts payable                                                     (9,785)        4,617       (16,862)
       Accrued taxes and interest                                           13,233         2,856        (4,970)
       Miscellaneous current liabilities                                       147        (5,580)        7,472
    Deferred ice storm cost                                                (52,433)            -             -
    Deferred energy-management costs                                        (2,615)       (1,940)       (5,222)
    Maine Yankee outage accrual                                                  -       (10,350)        8,280
    Purchased power contracts                                              (22,500)            -           (75)
    Other, net                                                              13,194         7,664         3,961
                                                                           -------      --------     ---------
          Net Cash Provided by Operating Activities                         77,225        92,210       125,508
                                                                           -------       -------       -------

INVESTING ACTIVITIES
       Construction expenditures                                           (42,405)      (40,306)      (46,922)
       Investments in and loans to affiliates                              (17,800)       (4,769)      (12,059)
       Repayment of loan by affiliates                                      17,800             -             -
       Proceeds from sale of investments and properties                     21,347             -             -
       Changes in accounts payable - investing activities                    3,665          (734)        1,889
                                                                          --------     ---------    ----------
          Net Cash Used by Investing Activities                            (17,393)      (45,809)      (57,092)
                                                                            -------      --------     ---------

FINANCING ACTIVITIES
    Issuances:
       Revolving credit agreement                                           50,000        52,500         7,500
       Medium-term notes                                                   302,000             -        10,000
       Other long-term obligations                                               -             -           870
       Short-term obligations, net                                          10,000             -             -
    Redemptions:
       Mortgage bonds                                                     (302,283)            -       (11,500)
       Preferred stock                                                     (48,618)      (14,000)      (14,000)
       Medium-term notes                                                   (18,000)      (25,000)      (34,000)
       Finance Authority of Maine                                           (7,400)       (6,800)       (6,300)
       Other long-term obligations                                          (6,049)         (645)       (1,780)
       Short-term obligations, net                                         (55,000)            -             -
    Funds on deposit with trustee                                           61,693        (2,182)      (29,593)
    Purchase of treasury stock                                                (827)            -             -
    Dividends:
       Common stock                                                        (28,943)      (29,220)      (29,220)
       Preferred stock of subsidiary                                        (6,706)       (8,520)       (9,763)
                                                                          ---------     --------    -----------
          Net Cash Used by Financing Activities                            (50,133)      (33,867)     (117,786)
                                                                           --------      -------      ---------
          Net Increase (Decrease) in Cash                                    9,699        12,534       (49,370)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                20,841         8,307        57,677
                                                                           -------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 30,540      $ 20,841    $    8,307
                                                                           =======       =======     =========
Supplemental Cash-Flow Information:
    Cash paid during the year for:
    Interest (net of amounts capitalized)                                $  50,256      $ 47,551     $  47,835
    Income taxes                                                         $   6,581      $  7,105     $  32,632

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.



                       CONSOLIDATED FINANCIAL STATEMENTS

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
              For the years ended December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per-share amounts)


                                                                           1998             1997            1996
                                                                           ----             ----            ----
Revenues (Notes 1 and 3)
     Electric operating revenues                                          $938,561         $954,176        $967,046
     Other non-utility revenues                                              2,969            2,070             859
                                                                         ---------        ---------      ----------
        Total Revenues                                                     941,530          956,246         967,905
                                                                           -------          -------         -------

Operating Expenses
     Fuel used for company generation (Notes 1 and 9)                       30,898           34,946          16,827
     Purchased power
        Energy (Notes 1 and 9)                                             369,411          419,144         407,926
        Other (capacity) (Note 9)                                           85,321          112,810         108,720
     Other operation                                                       204,286          210,513         183,688
     Maintenance                                                            40,961           33,973          37,537
     Depreciation and amortization (Note 1)                                 56,257           54,132          53,694
     Taxes other than income taxes                                          27,747           28,303          27,861
                                                                          --------         --------        --------
        Total Operating Expenses                                           814,881          893,821         836,253
                                                                           -------          -------         -------

Operating Income                                                           126,649           62,425         131,652
                                                                           -------         --------         -------

Other Income (Expense)
     Equity in earnings of associated companies (Note 9)                     1,762            6,260           6,138
     Allowance for equity funds used during construction (Note 1)              653              642             851
     Other, net                                                              2,097            3,639           4,709
     Minority interest in consolidated net income                             (205)            (233)            (48)
     Gain on sale of investments and properties                             13,314              418             601
                                                                          --------       ----------      ----------
        Total Other Income (Expense)                                        17,621           10,726          12,251
                                                                          --------         --------        --------

Interest Charges
     Long-term debt (Note 10)                                               43,223           44,346          47,966
     Other interest (Note 10)                                                8,286            7,660           4,341
     Allowance for borrowed funds used during construction (Note 1)           (495)            (439)           (655)
                                                                        ----------       ----------      -----------
        Total Interest Charges                                              51,014           51,567          51,652
                                                                          --------         --------        --------

Income Before Income Taxes                                                  93,256           21,584          92,251
     Income taxes (Notes 2 and 3)                                           38,433            8,162          32,022
                                                                          --------        ---------        --------
Net Income                                                                  54,823           13,422          60,229
     Dividends on Preferred Stock                                            4,809            8,209           9,452
                                                                         ---------        ---------       ---------
Earnings Applicable to Common  Stock                                     $  50,014       $    5,213       $  50,777
                                                                          ========        =========        ========

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                  32,113,357       32,442,752      32,442,752

Earnings Per Share Of Common Stock (Basic and Diluted)                       $1.56            $0.16           $1.57

Dividends Declared Per Share Of Common Stock                                 $0.675*          $0.90           $0.90

*1998 fourth quarter dividend of $0.225 per share was declared and paid in January 1999.

The accompanying notes are an integral part of these financial statements.


                               Central Maine Power Company and Subsidiaries
                                        Consolidated Balance Sheet
                                        December 31, 1998 and 1997
                                          (Dollars in thousands)

                                  ASSETS                                               1998              1997
                                                                                       ----              ----

Current Assets
    Cash and cash equivalents                                                    $    22,628       $    20,841
    Accounts receivable, less allowance for uncollectible accounts of
    $3,136 in 1998 and $2,400 in 1997
       Service   - billed                                                             81,082            84,323
                 - unbilled (Notes 1 and 3)                                           53,110            46,807
       Other accounts receivable                                                      12,698            15,247
    Inventories, at average cost
       Fuel oil                                                                        5,879             5,390
       Materials and supplies                                                         12,755            11,779
    Funds on deposit with trustee (Note 10)                                                1            61,694
    Prepayments and other current assets                                              10,161             9,110
                                                                                 -----------      ------------
          Total Current Assets                                                       198,314           255,191
                                                                                  ----------        ----------

Electric Property, at original cost (Notes 9 and 10)                               1,750,777         1,674,876
    Less: Accumulated depreciation (Notes 1 and 9)                                   694,463           634,384
                                                                                  ----------        ----------
          Net electric property in service                                         1,056,314         1,040,492
                                                                                   ---------         ---------

    Construction work in progress (Note 4)                                            19,483            15,105
    Nuclear fuel, less accumulated amortization of $9,316 in 1998 and                  1,147             1,157
                                                                                ------------      ------------
    $9,035 in 1997
          Total net electric property                                              1,076,944         1,056,754

Investments In Associated Companies, at equity (Notes 1 and 9)                        48,406            76,509
                                                                                 -----------       -----------
    Total Net Electric Property and Investments in Associated Companies
                                                                                   1,125,350         1,133,263

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net (Note 1)
                                                                                      78,539            84,026
    Yankee Atomic purchased-power contract (Note 9)                                    7,761            13,056
    Connecticut Yankee purchased-power contract (Note 9)                              29,913            36,877
    Maine Yankee purchased-power contract (Note 9)                                   273,895           329,206
    Regulatory assets - deferred taxes (Note 2)                                      235,451           236,632
    Other deferred charges and other assets (Notes 1 and 3)                          274,257           210,715
                                                                                  ----------        ----------
          Deferred Charges and Other Assets, Net                                     899,816           910,512
                                                                                  ----------        ----------

          Total Assets                                                            $2,223,480        $2,298,966
                                                                                   =========         =========

The accompanying notes are an integral part of these financial statements.



                               Central Maine Power Company and Subsidiaries
                                        Consolidated Balance Sheet
                                        December 31, 1998 and 1997
                                          (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES                                1998              1997
                                                                                       ----              ----

Current Liabilities and Interim Financing
    Interim financing (see separate statement) (Note 10)                          $  298,183         $  238,000
    Sinking-fund requirements (Note 10)                                               11,455              9,411
    Accounts payable                                                                  93,012             97,080
    Dividends payable                                                                      5              9,202
    Accrued interest                                                                   7,491             11,201
    Income taxes payable to parent company (Note 2)                                   20,822              3,001
    Miscellaneous current liabilities                                                 15,455             15,762
                                                                                 -----------        -----------
       Total Current Liabilities and Interim Financing                               446,423            383,657
                                                                                  ----------         ----------

Commitments and Contingencies (Notes 4 and 9)

Reserves and Deferred Credits
    Accumulated deferred income taxes (Note 2)                                       372,243            350,912
    Unamortized investment tax credits (Note 2)                                       29,064             30,533
    Yankee Atomic purchased-power contract (Note 9)                                    7,761             13,056
    Connecticut Yankee purchased-power contract (Note 9)                              29,913             36,877
    Maine Yankee purchased-power contract (Note 9)                                   273,895            329,206
    Regulatory liabilities - deferred taxes (Note 2)                                  58,376             56,852
    Other reserves and deferred credits (Note 5)                                     111,506            104,257
                                                                                  ----------         ----------
       Total Reserves and Deferred Credits                                           882,758            921,693
                                                                                  ----------         ----------

Long-Term Debt (see separate statement) (Note 10)
    Mortgage debt                                                                    117,683            259,563
    Other long-term obligations                                                      226,151            141,360
                                                                                  ----------         ----------
       Total Long-Term Obligations                                                   343,834            400,923
                                                                                  ----------         ----------

Redeemable Preferred Stock                                                            18,910             39,528
                                                                                 -----------        -----------

Stockholders' Equity (see separate statement) (Note 10)
    Common-stock                                                                     162,213            162,214
    Other paid in capital                                                            276,422            277,168
    Reacquired common stock                                                          (19,000)                 -
    Retained earnings                                                                 76,349             48,212
    Preferred stock                                                                   35,571             65,571
                                                                                 -----------        -----------
       Total Stockholders' Equity                                                    531,555            553,165
                                                                                  ----------         ----------

       Total Stockholders' Equity and Liabilities                                 $2,223,480         $2,298,966
                                                                                   =========          =========

The accompanying notes are an integral part of these financial statements.




                                    Central Maine Power Company and Subsidiaries
                           CONSOLIDATED STATEMENT OF CAPITALIZATION AND INTERIM FINANCING
                                               (Dollars in thousands)

                                                                                  December 31
                                                                                  -----------
                                                                          1998                          1997
                                                                          ----                          ----
                                                                 Amount            %           Amount           %
Capitalization (Note 10)
Common-Stock Investment:
Common stock, par value $5 per share:
    Authorized - 80,000,000 shares
    Outstanding - 31,211,471 shares in 1998 and
    32,442,752 in 1997                                         $   162,213                    $  162,214
Other paid-in capital                                              276,422                       277,168
Reacquired common stock (1,231,081 shares)                         (19,000)                            -
Retained earnings                                                   76,349                        48,212
                                                               -----------                   -----------
Total Common-Stock Investment                                      495,984        41.6%          487,594       39.6
                                                                ----------      ------        ----------     ------
Preferred Stock - not subject to mandatory redemption
                                                                    35,571         3.0            65,571        5.3
                                                               -----------      ------       -----------     ------
Redeemable Preferred Stock - subject to mandatory
redemption                                                          27,910                        46,528
Less: current sinking fund requirements                              9,000                         7,000
                                                              ------------                  ------------
Redeemable Preferred Stock - subject to mandatory
redemption                                                          18,910         1.6            39,528        3.2
                                                               -----------      ------       -----------     ------
Long-Term Obligations:
Mortgage bonds                                                     118,717                       421,000
Less: unamortized debt discount                                      1,034                         1,437
                                                              ------------                  ------------
Total Mortgage Bonds                                               117,683                       419,563
                                                                ----------                    ----------
Total Medium-Term Notes                                            327,000                        43,000
                                                                ----------                   -----------
Other Long-Term Obligations:
Lease obligations                                                   32,773                        34,517
Pollution-control facility and other notes                         150,833                        84,254
                                                                ----------                   -----------
Total Other Long-Term Obligations                                  183,606                       118,771
                                                                ----------                    ----------
Less: Current Sinking Fund Requirements and Current
Maturities                                                         284,455                       180,411
                                                                ----------                    ----------
Total Long-Term Obligations                                        343,834        28.8           400,923       32.6
                                                                ----------      ------        ----------     ------
Total Capitalization                                               894,299        75.0           993,616       80.7
                                                                ----------      ------        ----------     ------
Interim Financing (Note 10):
Short-term obligations                                              15,000                        60,000
Current maturities of long-term obligations                        283,183                       178,000
                                                                ----------                   -----------
Total Interim Financing                                            298,183        25.0           238,000       19.3
                                                                ----------      ------       -----------     ------
Total Capitalization and Interim Financing                      $1,192,482       100.0%       $1,231,616      100.0%
                                                                 =========       =====         =========      =====

The accompanying notes are an integral part of these financial statements


                                                      Central Maine Power Company
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                   For the three years ended December 31, 1998
                                                          Other     Reacquired
                                            Amount at    paid-in       common     Retained                Preferred
                                   Shares   par value     capital      stock      earnings       Shares      Stock        Total

Balance - December 31, 1995     32,442,752    $162,214     $276,287            $    $ 51,504      655,713    $65,571    $555,576
Net income                                                                            60,229                              60,229
Dividends declared:
    Common stock                                                                     (29,199)                            (29,199)
    Preferred stock                                                                   (9,452)                             (9,452)
Reacquired preferred stock                                      536                     (536)                                  -
Capital stock expense                                                                                                         (5)
                              ------------------------------------   ------------------------ ----------------------  ------------
                                                                 (5)
Balance - December 31, 1996     32,442,752     162,214      276,818                   72,546      655,713     65,571     577,149
                                ----------     -------      -------  ------------    -------      -------     ------     -------

Net income                                                                            13,422                              13,422
Dividends declared:
    Common stock                                                                     (29,199)                            (29,199)
    Preferred stock                                                                   (8,209)                             (8,209)
Reacquired preferred stock                                      348                     (348)                                  -
Capital stock expense                                                                                                          2
                              -------------------------------------  -----------------------  ----------------------  ------------
                                                                  2
Balance - December 31, 1997     32,442,752     162,214      277,168                   48,212      655,713     65,571     553,165
                                ----------     -------      -------  ------------     ------      -------     ------     -------

Net income                                                                            54,823                              54,823
Dividends declared:
    Common stock                                                                     (21,622)                            (21,622)
    Preferred stock                                                                   (4,809)                             (4,809)
Common stock - Retired                (200)         (1)          (2)                      (1)                                 (4)
Reacquired common stock         (1,231,081)                              (19,000)                                        (19,000)
Preferred stock                                                                                  (300,000    (30,000)    (30,000)
Reacquired preferred stock                                     (771)                    (254)                             (1,025)
Capital stock expense                                            27                                                            27
                              -------------------------------------  -----------------------  ----------------------  -----------

Balance - December 31, 1998     31,211,471    $162,213     $276,422     $(19,000)    $76,349      355,713    $35,571    $531,555
                                ==========     =======      =======      =======      ======      =======     ======     =======

The accompanying notes are an integral part of these financial statements.





                                   Central Maine Power Company
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in thousands)
                                                                                Year ended December 31
                                                                               1998          1997         1996
CASH FROM OPERATION
    Net income                                                           $  54,823     $  13,422     $  60,229
    Items not requiring (not providing) cash:
       Depreciation                                                         47,130        44,170        44,104
       Amortization                                                         38,868        34,291        34,881
       Deferred income taxes and investment tax credits, net                19,653        (2,204)        3,318
       Allowance for equity funds used during construction                    (653)         (642)         (851)
    Gain on sale of investments and properties                              (9,545)            -             -
    Changes in certain assets and liabilities:
       Accounts receivable                                                    (513)        1,257        (3,565)
       Other current assets                                                 (1,051)          390          (308)
       Inventories                                                          (1,465)        4,259        (4,884)
       Accounts payable                                                     (7,764)        4,617       (16,862)
       Accrued taxes and interest                                           14,111         2,856        (4,970)
       Miscellaneous current liabilities                                      (307)       (5,580)        7,472
    Deferred Ice storm costs                                               (52,433)            -             -
    Deferred energy-management costs                                        (2,615)       (1,940)       (5,222)
    Maine Yankee outage accrual                                                  -       (10,350)        8,280
    Purchased power contracts                                              (22,500)            -           (75)
    Other, net                                                               1,016         7,664         3,961
                                                                         ---------     ---------     ---------
          Net Cash Provided by Operating Activities                         76,755        92,210       125,508
                                                                          --------      --------       -------

INVESTING ACTIVITIES
       Construction expenditures                                           (42,384)      (40,306)      (46,922)
       Investments in loans to affiliates                                  (18,661)       (4,769)      (12,059)
       Repayment of loan by affiliates                                      17,800             -             -
       Sale of subsidiaries to CMP Group, Inc.                              20,093             -             -
       Proceeds from sale of investments and properties                     10,347             -             -
       Changes in accounts payable - investing activities                    3,696          (734)        1,889
                                                                         ---------    ----------    ----------
          Net Cash Used by Investing Activities                             (9,109)      (45,809)      (57,092)
                                                                          ---------     ---------     ---------

FINANCING ACTIVITIES
    Issuances:
       Revolving credit agreement                                           50,000        52,500         7,500
       Medium-term notes                                                   302,000             -        10,000
       Other long-term obligations                                                             -           870
       Short-term obligations, net                                          10,000             -             -
    Redemptions:
       Mortgage bonds                                                     (302,283)            -       (11,500)
       Preferred stock                                                     (48,618)      (14,000)      (14,000)
       Medium-term notes                                                   (18,000)      (25,000)      (34,000)
       Finance Authority of Maine                                           (7,400)       (6,800)       (6,300)
       Other long-term obligations                                          (3,602)         (645)       (1,780)
       Short-term obligations, net                                         (55,000)            -             -
    Funds on deposit with trustee                                           61,693        (2,182)      (29,593)
    Treasury stock                                                         (19,000)            -             -
    Dividends:
       Common stock                                                        (28,943)      (29,220)      (29,220)
       Preferred stock                                                      (6,706)       (8,520)       (9,763)
                                                                         ----------    ---------    -----------
          Net Cash Used by Financing Activities                            (65,859)      (33,867)     (117,786)
                                                                          ---------     --------      ---------
          Net Increase (Decrease) in Cash                                    1,787        12,534       (49,370)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              20,841         8,307        57,677
                                                                          --------     ---------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  22,628     $  20,841    $    8,307
                                                                          ========      ========     =========
Supplemental Cash-Flow Information Cash paid during the year for:
    Interest (net of amounts capitalized)                                $  50,251     $  47,551     $  47,835
    Income taxes                                                        $    6,563    $    7,105     $  32,632

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements



Notes to Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

General Description

CMP Group was organized effective September 1, 1998, at which time all of the shares of Central Maine were converted into an equal number of shares of CMP Group. CMP Group owns all of the shares of Central Maine and the former non-utility subsidiaries of Central Maine (TeleSmart, MaineCom, CNEX and Union Water Power Company) in addition to New England Gas Development Corporation, a newly formed subsidiary.

Central  Maine is a public  utility  primarily  engaged in the sale of  electric
energy  at  the  wholesale  and  retail  levels  to   residential,   commercial,
industrial, and other classes of customers in the State of Maine.

Financial Statements

The consolidated financial statements include CMP Group and Central Maine, a regulated electric utility subsidiary of CMP Group. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. Certain immaterial majority owned subsidiaries, which were previously accounted for on the equity method, have been consolidated for the year ended December 31, 1998. Central Maine's financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. For all periods prior to September 1, 1998, the historical financial position and results of operations of CMP Group reflect the activity of Central Maine. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

CMP Group accounts for employee stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. CMP Group has elected, as permitted by the standard, to continue to follow its intrinsic value based method of accounting for stock options consistent with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the exercise price.



Earnings per Share

Stock options and performance shares granted to date under CMP Group's long-term incentive plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the twelve months ending December 31, 1998. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Reclassification

Certain amounts from prior years financial statements have been reclassified to conform to the current year presentation.

Impact of New Accounting Standards

FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" became effective for periods beginning after December 15, 1997. This pronouncement provides disclosure requirements as well as guidance for determining reportable segments. Based on the operating results regularly reviewed by the entities' chief operating decision-makers, CMP Group and Central Maine have determined that there are no material reportable segments.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The new standard applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier adoption encouraged. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. Based on CMP Group and Central Maine's current business practices the adoption of this standard is not anticipated to have a significant impact on their financial statements.

Regulation

The rates, operations, accounting, and certain other practices of Central Maine and MEPCO are subject to the regulatory authority of the MPUC and the FERC.

Electric Operating Revenues

Electric operating revenues include amounts billed to customers and an estimate of unbilled sales, for services rendered but not yet billed.

Utility Plant

Utility plant is stated at original cost of construction. The costs of replacements of property units are capitalized. Maintenance and repairs and replacements of minor items are expensed as incurred. The original cost of property retired, net of salvage value, and the related costs of removal are charged to accumulated depreciation.

Central Maine and its subsidiaries utility plant in service as of December 31 was comprised as follows:

                                                                      Average
                                                  Average            Remaining
                                                  Service          Service Life
                     1998             1997         Life*             12/31/98
                     ----             ----        ------           ------------

 Generation      $   535,550     $   514,815       37.6 years        20.0 years
 Transmission        282,677         250,109       41.6 years        24.2 years
 Distribution        724,224         704,345       37.7 years        28.5 years
 General             208,326         205,607       18.6 years        12.8 years

                  $1,750,777      $1,674,876
                   =========       =========

*Based on Central Maine's last depreciation represcription study as of December 31, 1992.

Depreciation

Depreciation of electric property is calculated using the straight-line method. The weighted average composite rate was 3.1 percent in 1998 and 3.0 percent in 1997 and 1996.

Allowance for Funds Used During Construction (AFC)

Central Maine and its subsidiaries capitalize AFC as part of construction costs. AFC represents the composite interest and equity costs of capital funds used to finance that portion of construction costs not yet eligible for inclusion in rate base. AFC is capitalized in "Utility plant" with offsetting noncash credits to "Other income" and "Interest." The composite AFC rates were 8.8 percent, 9.7 percent, and 8.7 percent in 1998, 1997, and 1996, respectively.

Deferred Charges and Other Assets

CMP Group defers and amortizes certain costs in a manner consistent with authorized or probable ratemaking treatment. CMP Group capitalizes carrying costs as a part of certain deferred charges, principally energy-management costs, and classifies such carrying costs as other income. The following table depicts the components of deferred charges and other assets at December 31, 1998, and 1997:

(Dollars in thousands)                               1998            1997
                                                     ----            ----
NUG contract buy-outs and restructuring (Note 9)   $ 98,752      $  92,946
1998 ice storm costs                                 52,433              -
Energy-management costs                              28,418         31,995
Postretirement benefits (Note 5)                     19,604         20,900
Financing costs                                      17,121         18,560
Environmental site clean-up costs (Note 4)            8,766          7,891
Non-operating property, net                           7,427          7,624
Workers Compensation                                  4,650          5,350
Other                                                37,086         25,449
                                                   --------        -------
  Sub-Total Central Maine                           274,257        210,715
CMP Group - Other                                     6,044              -
                                                   --------        -------
  Total - CMP Group                                $280,301       $210,715
                                                    =======        =======

Certain costs are being amortized and recovered in rates over periods ranging from three to 30 years. Amortization expense for the next five years is shown below:

(Dollars in thousands)        Amount
1999                          $28,811
2000                           27,664
2001                           23,896
2002                           22,749
2003                           13,414

Recoverable Costs of Seabrook I and Abandoned Projects

The recoverable after-tax investments in Seabrook I and abandoned projects are reported as assets, pursuant to May 1985 and February 1991 MPUC rate orders. CMP Group is allowed a current return on these assets based on Central Maine's authorized rate of return. In accordance with these rate orders, the deferred taxes related to these recoverable costs are amortized over periods of four to 10 years. As of December 31, 1998, substantially all deferred taxes related to Seabrook I have been amortized. The recoverable investments as of December 31, 1998, and 1997 are as follows:

                                            December 31             Recovery
(Dollars in thousands)                 1998           1997       periods ending
                                       ----           ----       --------------
Recoverable costs of:
Seabrook I                             $141,084      $141,084          2015
Other Projects                           57,491        57,491          2001
                                        -------       -------
                                        198,575       198,575
                                        -------       -------
Less: accumulated amortization          119,861       114,035
Less: related income taxes                  175           514
                                      ---------     ---------
  Total Net Recoverable Investment     $ 78,539      $ 84,026
                                        =======       =======

Note 2:  Income Taxes

The components of federal and state income-tax provisions reflected in CMP Group's Consolidated Statement of Earnings are as follow:

                                                  Year ended December 31
(Dollars in thousands)                     1998           1997           1996
                                           -----          ----           ----
Federal:
Current                                   $17,640       $  8,534        $21,682
Deferred                                   14,837         (5,922)         5,751
Investment tax credits, net                (1,469)        (1,455)          (464)
Regulatory deferred                         2,054          5,390           (623)
                                          -------          -----        -------
  Total Federal Taxes                      33,062          6,547         26,346
                                           ------          -----         ------
State:
Current                                   $ 4,052       $  1,831       $  7,022
Deferred                                    3,933         (1,720)           (10)
Regulatory deferred                           651          1,504         (1,336)
                                         --------          -----        -------
  Total State Taxes                         8,636          1,615          5,676
                                          -------          -----        -------
  Total Federal and State Income Taxes    $41,698         $8,162        $32,022
                                           ======          =====         ======

Federal income tax, excluding federal regulatory deferred taxes, differs from the amount of tax computed by multiplying income before federal tax by the statutory federal rate. The following table reconciles the statutory federal rate to a rate determined by dividing the total federal income-tax expense by income before that expense:

                                                                          Year ended December 31
                                                      1998                            1997                          1996
                                                      ----                            ----                          ----
                                             Amount            %             Amount           %            Amount           %
(Dollars in thousands)
Income tax expense at statutory federal
rate                                          $30,090             35.0%     $  6,990           35.0%       $30,301          35.0%
                                               ------             -----        -----           ----         ------          ----
Permanent differences:
Investment tax-credit amortization
                                               (1,469)            (1.7)       (1,469)          (7.3)        (1,482)         (1.7)
Dividend-received deduction
and equity in earnings (losses) of
associated companies                            2,077              2.5        (1,911)          (9.6)        (1,895)         (2.2)
Other, net                                        168              0.2           (80)           (.4)          (293)         (0.3)
                                             --------            -----       -------          -----        -------          ----
                                               30,866             36.0         3,530           17.7         26,631          30.8
                                               ------             ----         -----           ----         ------          ----
Effect of timing differences for items
 which receive flow through treatment:
Tax-basis repairs                                (559)            (0.7)       (1,020)          (5.1)        (1,229)         (1.4)
Depreciation differences flowed through
in prior years                                  3,127              3.6         2,923           14.6          2,327           2.7
Accelerated flowback of deferred taxes
on loss on abandoned generating projects
                                                1,700              2.0         1,700            8.5          1,708           1.9
Benefits related to Section 1245 Losses
                                               (1,210)            (1.4)       (1,818)          (9.1)             -           -
IRS audit resolution regarding
depreciation methods                                -              -             852            4.3         (3,230)         (3.7)
Loss on Reacquired Debt                           436              0.5           540            2.7            537           0.6
Flowback of Excess Federal Deferred
Taxes due to TRA86                             (1,129)            (1.3)       (1,005)          (5.0)         (520)          (0.6)
Other, net                                       (169)            (0.2)          845            4.2            122           0.1
                                             --------             ----        ------           ----        -------         -----
  Federal Income Tax Expense and
  Effective Rate                              $33,062             38.5        $6,547           32.8%       $26,346          30.4%


CMP Group and Central Maine record deferred income-tax expense in accordance with regulatory authority; it also defers investment and energy tax credits and amortizes them over the estimated lives of the assets that generated the credits.

A valuation allowance has not been recorded at December 31, 1998, and 1997, as CMP Group expects that all deferred income tax assets will be realized in the future.

Accumulated deferred income taxes consisted of the following in 1998 and 1997:
(Dollars in thousands)                                         1998       1997
                                                               ----       ----
Deferred tax assets resulting from:
   Investment tax credits, net                               $ 20,034   $ 21,047
   Regulatory liabilities                                      29,081     25,188
   Alternative minimum tax                                      6,135      6,053
   All other                                                   35,073     27,072
                                                             --------    -------
                                                               90,323     79,360
Deferred tax liabilities resulting from:
   Property                                                   300,996    295,293
   Abandoned plant                                             54,138     57,921
   Regulatory assets                                          111,407     77,572
                                                              -------   --------
                                                              466,541    430,786
   Accumulated deferred income taxes, end of year, net       $376,218   $351,426
                                                              =======    =======

Accumulated deferred income taxes, recorded as:
   Accumulated deferred income taxes                         $376,043   $350,912
   Recoverable costs of Seabrook 1 and abandoned projects,
    net                                                           175        514
                                                            ---------  ---------
                                                             $376,218   $351,426

Note 3:  Regulatory Matters

Alternative Rate Plan

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

The ARP contains a mechanism that provides price-caps on Central Maine's retail rates to be adjusted annually on each July 1, commencing in 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applies to all of Central Maine's retail rates, and includes fuel and purchased power costs that previously had been treated separately. Under the ARP, fuel expense is no longer subject to reconciliation or specific rate recovery, but is subject to the annual indexed price-cap changes.

A specified standard inflation index is the basis for each annual price-cap change. The inflation index is reduced by the sum of two productivity factors, a general productivity offset of 1.0%, and a second formula-based offset that started in 1996 and was intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the proposed five-year initial term of the ARP.

The sharing mechanism may adjust the subsequent year's July price-cap change in the event Central Maine's earnings are outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55% allowed return in 1995) and indexed annually for changes in capital costs. Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. The ROE used for earnings sharing is scheduled to be increased to 11.5% effective with the July 1999 price change.

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

On May 13, 1998, Central Maine submitted its 1998 ARP compliance filing to the MPUC. In keeping with its pledge of limiting increases to the inflation index, Central Maine voluntarily limited its request to 1.78%, which was the inflation rate for 1997 under the ARP. Central Maine also proposed a rate reduction of approximately ten percent contingent on the consummation of, and ratemaking associated with, Central Maine's planned sale of generating assets. The filing also reported information on the costs of restoring service to Central Maine's customers after the January 1998 ice storm, as required by the earlier MPUC order allowing Central Maine to defer those costs. Effective July 11, 1998, the MPUC approved a stipulated 1.33% increase. The amount of the increase remains subject to change, based on the outcome of the pending FERC proceeding related to the permanent shutdown of the Maine Yankee plant. Depending on FERC's decision, the price increase could increase or decrease, ranging from a ceiling of 1.78% to a floor of 0.22%. However, the Offer of Settlement pending before the FERC in Maine Yankee's rate case, which has been approved by the MPUC, provides that the 1998 ARP increase will not be adjusted.


The components of the last three ARP price increases approved by the MPUC are as follows:

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
                                          ====          ====         ====

Electric-Utility Industry Restructuring

Stranded Costs - The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including Central Maine, for a transition to a more competitive industry. In Maine, legislation that will restructure the electric-utility industry on March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail under this heading below. Such departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

Central Maine has substantial exposure to cost stranding relative to its size. In general, its stranded costs reflect the excess costs of Central Maine's purchased-power obligations over the market value of the power, and the costs of deferred charges and other regulatory assets. The major portion of Central Maine's stranded costs is related to above-market costs of purchased-power obligations arising from Central Maine's long-term, noncancelable contracts for the purchase of capacity and energy from NUGs, with lesser estimated amounts related to Central Maine's deferred regulatory assets.

There is a high degree of uncertainty that surrounds stranded-cost estimates, resulting from having to rely on projections and assumptions about future conditions, including, among others, estimates of the future market for power. Higher market rates lower stranded-cost exposure, while lower market rates increase it. In addition to market-related impacts, any estimate of the ultimate level of stranded costs depends on such factors as state and federal regulations, the extent, timing and form that competition for electric service will take, the ongoing level of Central Maine's costs of operations; regional and national economic conditions, growth of Central Maine's sales, the timing of any changes that may occur from state and federal initiatives on restructuring; and the extent to which regulatory policies and decisions ultimately address recovery of strandable costs including the application of value from the sale of Central Maine's generating assets.

The estimated market rate for power is based on anticipated regional market conditions and future costs of producing power. The present value of future purchased-power obligations and Central Maine's generating costs reflects the underlying costs of those sources of generation in place today, with reductions for contract expirations and continuing depreciation. Deferred regulatory-asset totals include the current uncollected balances and existing amortization schedules for purchased-power contract restructuring and buyouts negotiated by Central Maine to lessen the impact of these obligations, along with energy management costs, financing costs, and other regulatory commitments.

Maine Restructuring Legislation - The 1997 Maine restructuring legislation requires the MPUC, when retail access to generation begins on March 1, 2000, to provide a "reasonable opportunity" to recover stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. Stranded costs are defined as the legitimate, verifiable and unmitigable costs made unrecoverable as a result of the restructuring required by the legislation and will be determined by the MPUC as provided in the legislation. The MPUC has been conducting separate adjudicatory proceedings to determine the stranded costs for each Maine utility, along with the corresponding revenue requirements and stranded-cost charges to be charged by each transmission-and-distribution utility. The first phase of the Central Maine proceeding was completed in early 1999 and is discussed in this note under the heading "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design," below.

In addition, the legislation requires utilities to use all reasonable means to reduce their potential stranded costs and to maximize the value from generation assets and contracts. The MPUC must consider a utility's efforts to mitigate its stranded costs in determining the amount of the utility's stranded costs. Stranded costs and the related rates charged to customers will be prospectively adjusted as necessary to correct substantial inaccuracies in the year 2003 and at least every three years thereafter.

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. As discussed below under "Agreement for Sale of Generating Assets," Central Maine has contracted to sell its non-nuclear generating assets and, after a favorable court decision, is proceeding toward a completion of the sale by April 7, 1999. The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions.

Upon the commencement of retail access on March 1, 2000, Central Maine, as a transmission-and-distribution utility, will be prohibited from selling electric energy to retail customers. Any competitive electricity provider that is affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold within Central Maine's service territory, as determined by the MPUC. CMP Group does not now intend to engage in the sale of electric energy after March 1, 2000.


Other features of the legislation include the following:
       (a) After the effective date of the legislation, if an entity purchases 10 percent or more of the stock of a distribution utility, including Central Maine, the purchasing entity and any related entity would be prohibited from selling generation service to any retail customer in Maine.
       (b) The legislation encourages the generation of electricity from renewable resources by requiring competitive providers, as a condition of licensing, to demonstrate to the MPUC that no less than 30 percent of their portfolios of supply sources for retail sales in Maine are accounted for by renewable resources.
       (c) The legislation requires the MPUC to ensure that standard-offer service is available to all consumers, but any competitive provider affiliated with Central Maine would be limited to providing such service for only up to 20 percent of the electric load in Central Maine's service territory.
       (d) Beginning March 1, 2002, or, by MPUC rule, as early as March 1, 2000, the providing of billing and metering services will be subject to competition.
       (e) A customer who significantly reduces or eliminates consumption of electricity due to self-generation, conversion to an alternative fuel, or demand-side management may not be assessed an exit fee or re-entry fee in any form for such reduction or elimination of consumption or for the re-establishment of service with a transmission-and-distribution utility.
       (f) Finally, the legislation provides for programs for low-income assistance, energy conservation research and development on renewable resources, assistance for utility employees laid off as a result of the legislation, and recovery of nuclear-plant decommissioning costs "[a]s required by federal law, rule or order", all funded through transmission-and-distribution utility rates and charges.

Legislative bills that would amend certain provisions of the 1997 legislation have been submitted to the 1999 legislative session of the Maine Legislature. CMP Group and Central Maine cannot predict whether any changes to the 1997 legislation will be enacted.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. - As noted above, the MPUC has completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recovery of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. On December 23, 1998, the MPUC Hearing Examiners in the proceeding issued their report, in the form of a recommended decision. Central Maine disagreed with a number of the individual recommendations in the stranded-costs and revenue-requirements areas and filed exceptions to those recommendations. The MPUC deliberated the recommendations on February 10 and 11, 1999, indicated disagreement with some of the recommendations, and issued its written order on March 19, 1999.

The MPUC stressed in its order that it was deciding the "principles" by which it would set Central Maine's transmission-and-distribution rates, effective March 1, 2000, but was not calculating the rates themselves because such calculations at that time would rely excessively on estimates. The MPUC pointed out that it would hold a "Phase II" hearing to set the actual rates and determine the recoverable stranded costs after processing information expected to become available during 1999.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding pursuant to its mandate under the restructuring statute to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover these costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from divested generation assets to offset stranded costs. At the beginning of the proceeding Central Maine had estimated its total stranded costs to be approximately $1.3 billion.

In the area of revenue requirements, the Phase I order did not include definitive amounts, but did contain the MPUC's conclusions as to the appropriate cost of common equity for Central Maine as a transmission-and-distribution company beginning March 1, 2000. Central Maine had recommended a 12-percent cost of common equity with a 55-percent common equity component in the capital structure. The MPUC, after weighing conflicting recommendations, decided on a common-equity cost of 10.50 percent with a common-equity component of 47 percent, and an overall weighted-average cost of capital of 8.68 percent.

In dealing with rate design, the MPUC limited itself in the first phase of the proceeding primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000. The MPUC indicated that it would focus on (1) facilitating the transition to a competitive market for generation, and (2) implementing a "no-losers" policy, i.e., that the new rate design would cause no Central Maine customer's bill to increase on March 1, 2000. Applying the latter principle, the MPUC rejected a newly designed standby rate for self-generators proposed by Central Maine in favor of a design generally similar to Central Maine's current rate for the class. The MPUC stated that it planned to undertake a comprehensive rate design and alternative rate plan proceeding for Central Maine prior to March 1, 2002, when it could consider experience gained with the cost structures of other transmission-and-distribution utilities after the commencement of retail access to generation.

The Phase I order resulted from an extended proceeding with many points of view represented and covers a wide variety of rate-related subjects. Definitive findings by the MPUC in a number of the subject areas await the second phase of the proceeding, which must be completed before March 1, 2000. CMP Group and Central Maine cannot predict the definitive amount of stranded costs the MPUC will determine that Central Maine will be entitled to recover pursuant to the mandate of the restructuring statute, or the revenue requirements and rate design that will result from Phase II of the MPUC proceeding.

Agreement for Sale of Generation Assets

On January 6, 1998, Central Maine announced that it had reached agreement to sell all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to Florida-based FPL Group. The related book value for these assets was approximately $ 218.9 million at December 31, 1998. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $3.6 million ($1.5 million for the assets and $2.1 million for lease revenue associated with the properties that CMP will retain), including $1.15 million for Union Water assets. The related book value of these assets was approximately $11.9 million at December 31, 1998.

Central Maine's interests in the power entitlements from approximately 50 power-purchase agreements with non-utility generators representing approximately 488 megawatts, its 2.5-percent interest in the Millstone Unit No. 3 nuclear generating unit in Waterford, Connecticut, its 3.59-percent interest in the output of the Vermont Yankee nuclear generating plant in Vernon, Vermont, and its entitlement in the NEPOOL Phase II interconnection with Hydro-Quebec all attracted insufficient interest to be included in the pending sale. Central Maine will continue to seek buyers for those assets. Central Maine did not offer for sale its interests in the Maine Yankee (Wiscasset, Maine), Connecticut Yankee (Haddam, Connecticut) and Yankee Atomic (Rowe, Massachusetts) nuclear generating plants, all of which are in the process of being decommissioned.

Substantially all of the generating assets included in the sale are subject to the lien of Central Maine's General and Refunding Mortgage Indenture dated as of April 15, 1976 (the "Indenture"). Therefore, substantially all of the proceeds from sale must be deposited initially with the trustee under the Indenture at the closing of the sale to free the generating assets from the lien of the Indenture. Central Maine plans to use some of the proceeds on deposit with the trustee to redeem or repurchase bonds under the terms of the Indenture, and may discharge the Indenture. In addition, the proceeds could provide the flexibility to redeem or repurchase outstanding equity securities. Central Maine must also provide for payment of applicable taxes resulting from the sale. The manner and timing of the ultimate application of the sale proceeds after closing are in any event subject to various factors, including Indenture provisions, regulatory requirements, market conditions and terms of outstanding securities.

On November 17, 1998, FPL Group announced that its subsidiary, FPL Energy Maine, Inc. ("FPL Energy") had filed a civil action in the United States District Court for the Southern District of New York requesting a declaratory judgment that Central Maine could not meet essential terms of the January agreement. FPL Group asserted that based on October 1998 FERC rulings on transmission access, as well as other issues, it believed that Central Maine could not comply with the conditions in the purchase contract and that FPL Energy should not be bound to complete the transaction.

FPL Energy contended in its complaint that the FERC rulings (1) constituted a material adverse effect under the purchase agreement and substantially lessened the value of Central Maine's generating assets, and (2) precluded Central Maine from obtaining all federal, state and local consents and approvals required for the ownership, operation and maintenance of the generating assets in a manner substantially consistent with Central Maine's historical ownership, operation, and maintenance thereof, as required by the purchase agreement. In addition, FPL Energy asserted that the FERC rulings limited the ability of the prospective buyer to get power from the Central Maine generating assets to market unconstrained by transmission limitations resulting from new generators being added to the NEPOOL system, and therefore, based on the doctrine of frustration of purpose, FPL Energy should be "excused without further obligation or liability from effecting the purchase of [Central Maine's] generating assets." Central Maine, FPL Energy, NEPOOL, and other parties interested in New England transmission-access issues requested rehearing of the FERC rulings.

On November 23, 1998, the MPUC granted its approval of the sale to FPL Energy of the generating assets contemplated by the purchase agreement, finding the sale to be in the public interest. The MPUC also made the findings required as a prerequisite to a FERC designation of the generating facilities as "exempt wholesale generators," which had been requested by FPL Energy.

On November 24, 1998, the FERC approved the sale of the Central Maine generating assets to FPL Energy, after making the required finding that the sale was consistent with the public interest, and accepted certain implementing agreements for filing. In discussing an issue raised by an intervenor the FERC stated that by purchasing the generating assets FPL Energy would be "stepping into the shoes of Central Maine" with respect to access to the Central Maine and NEPOOL transmission system, but did not disturb the earlier transmission-access rulings. The FERC granted its approval of the transfer of hydroelectric and water storage licenses on December 28, 1998, the approval by FERC of exempt-wholesale-generator status for the generating facilities, was granted on February 24, 1999.

On March 11, 1999, the hearing on FPL Energy's request for a declaratory judgment was held in the United States District Court for the Southern District of New York. On the same day the presiding judge ruled that FPL Energy was not entitled to the declaratory judgment and entered judgment for Central Maine and its affiliated defendants on all counts of the complaint. Thereafter on that day FPL Energy announced that it would not appeal the decision, but would proceed to a closing of the sale on or before April 7, 1999, as required by the sale agreement, and the parties are preparing for the closing.

Storm Damage to Central Maine's System

On January 7 through 9, 1998, an ice storm of unprecedented breadth and severity struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers, and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. Central Maine's incremental non-capital costs of the repair effort were $50.7 million, most of which is labor-related. In addition, approximately $1.7 million of carrying costs have been deferred as of December 31, 1998.

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. The order required Central Maine, as part of its annual filing under the ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the 1998 ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was finalized Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, Central Maine has deferred $52.4 million in storm related costs as of December 31, 1998. In October 1998, the MPUC staff issued its draft report of its summary investigation of the Maine utilities' response to the January ice storm. This report found no basis for formal adjudicatory investigation into the response and supports the utilities' actions. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 10, 1999, HUD published a notice in the Federal Register inviting parties to re-apply for storm-damage cost reimbursement. Central Maine cannot predict what portion of its ice storm-related costs it will ultimately recover through federal assistance, if any, or from its customers, or when any such recovery will take place.

Meeting the Requirements of SFAS No. 71

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

Note 4: Commitments and Contingencies

Construction Program

Central Maine's plans for improving and expanding generating, transmission, distribution facilities, and power-supply sources are under continuing review. Actual construction expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth, and general business conditions. Central Maine's current forecast of capital expenditures, assuming completion of the generation asset sale in the spring of 1999, for the five-year period 1999 through 2003, is as follows:

(Dollars in millions)                     1999         2000-2003      Total
                                          ----         ---------      -----
Type of Facilities:
Generating projects                        $ 3           $  -         $   3
Transmission                                 3              22           25
Distribution                                32             132          164
General facilities and other                18              74           92
                                            --             ---          ---
Total Estimated Capital Expenditures       $56            $228         $284
                                            ==             ===          ===

Customer Retention

Central Maine entered into five-year definitive agreements with 18 customers that lock-in non-cumulative rate reductions of 15% for the three years 1995 through 1997, 16% for 1998, and 18% for 1999, below the December 1, 1994, levels. These contracts also protect these customers from price increases that might otherwise be allowed under the ARP. The participating customers agreed to take electrical service from Central Maine for five years and not to switch fuels, install new self-generation equipment, or seek another supplier of electricity for existing electrical load during that period. New electrical load in excess of a stated minimum level could be served by other sources, but Central Maine could compete for that load.

Central Maine believes that without offering the competitive pricing provided in the agreements, a number of these customers would be likely to install additional self-generation or take other steps to decrease their electricity purchases from Central Maine. The revenue loss from such a usage shift could have been substantial.

Central Maine estimates that based on the rate reductions provided in these agreements, its gross revenues were approximately $45 million lower in 1996, approximately $65 million lower in 1997 and approximately $62 million lower in 1998, than would have been the case if these customers continued to pay full retail rates without reducing their purchases from the Company.

However, these rate reductions were negotiated giving consideration to important related cost savings. Electricity price changes affect the cost of some NUG power contracts. The reduction in rates to large customers reduced purchased-power costs by approximately $22 million as a result of linkage between retail tariffs and some contract prices.

Operating Lease Obligations

Central Maine has a number of operating-lease agreements primarily involving computer and other office equipment, land, and telecommunications equipment. These leases are noncancelable and expire on various dates through 2007.

Following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998:

(Dollars in thousands)            Amount
1999                            $  5,605
2000                               5,033
2001                               4,330
2002                               4,257
2003                               4,238
Thereafter                         1,070
                                 $24,533

Rent expense under all operating leases was approximately $6.3 million, $6.1 million, and $5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Legal and Environmental Matters

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

Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At December 31, 1998, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $1.9 million, which management has determined to be the most probable amount within the range of $1.9 million to $8.6 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

Proposed Federal Income Tax Adjustments - On September 3, 1997, Central Maine received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, Central Maine received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the Alternative Rate Plan ("ARP") effective January 1, 1995. The second major adjustment would disallow Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by Central Maine in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through December 31, 1998, amounted to $18.8 million, or a decrease in net income of $11.1 million, and which could increase interest expense by approximately $500,000 per month until either the tax deficiency is paid or the issues are resolved in favor of Central Maine, in which case no interest would be due. If the IRS were to prevail, Central Maine believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. Central Maine believes its tax treatment of the unresolved issues was proper and as a result the potential interest has not been accrued. On December 10, 1997, Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies and sought review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute could be resolved in advance of a court determination. As of March 17, 1999, four of the seven issues in dispute had been resolved, but not the two major disallowances. Central Maine will continue to work toward resolving the remaining issues, but a trial may be necessary for one or more of those issues. Absent such a resolution, Central Maine plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

Nuclear Insurance

The Price-Anderson Act is a federal statute providing, among other things, a limit on the maximum liability for damages resulting from a nuclear incident. Coverage for the liability is provided for by existing private insurance and retrospective assessments for costs in excess of those covered by insurance, up to $88.095 million for each reactor owned, with a maximum assessment of $10 million per reactor in any year. However, after appropriate exemptive action by the NRC Maine Yankee, and therefore its sponsors, are not responsible for retrospective assessments resulting from any event or incident occurring after January 7, 1999. Based on Central Maine's stock ownership in four nuclear generating facilities and its 2.5 percent direct ownership interest in the Millstone 3 nuclear unit, Central Maine's retrospective premium for post-January 7, 1999, events or incidents could be as high as $6 million in any year, for a cumulative total of $52.9 million.

In addition to the insurance required by the Price-Anderson Act, the nuclear generating facilities mentioned above carry additional nuclear property-damage insurance. This additional insurance is provided from commercial sources and from the nuclear electric utility industry's insurance company through a combination of current premiums and retrospective premium adjustments. In recognition of the reduced risk posed by the shutdown of the Maine Yankee Plant and its defueled reactor, Maine Yankee substantially reduced its property-damage coverage effective January 19, 1999.

Joint Venture

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

Note 5:  Pension and Other Benefits

Pension Benefits

CMP Group has two separate non-contributory, defined-benefit plans that cover substantially all of its union and non-union employees. CMP Group funding policy is to contribute amounts to the separate plans that are sufficient to meet the funding requirements set forth in the Employee Retirement Income Security Act (ERISA), plus such additional amounts as CMP Group may determine to be appropriate. Plan benefits under the non-union retirement plan are based on average final earnings, as defined within the plan, and length of employee service; benefits under the union plan are based on average career earnings and length of employee service.

A summary of the components of net periodic pension cost for the non-union and union defined-benefit plans in 1998, 1997 and 1996 follows:

                                               1998                           1997                            1996
                                               ----                           ----                            ----
                                       Non-                            Non-                           Non-
(Dollars in thousands)                union           Union           union           Union          union           Union
                                      -----           -----           -----           -----          -----           -----
Service cost                           $2,791          $1,969          $2,375          $1,694         $2,334          $1,780
Interest cost                           6,170           4,170           5,727           3,973          5,225           3,852
Expected return on plan
   assets                              (6,364)         (3,987)         (5,734)         (3,519)        (5,441)         (3,359)
Amortization on
   unrecognized transition
(asset)/obligation                         29            (270)             29            (270)            29            (270)
Amortization of
   unrecognized prior
   service cost                           155             129             155             129            155             129
Amortization of
   unrecognized (gain)/
   loss                                 -               -                 (14)          -              -               -
                                     --------        --------          ------        --------       --------        ----
Net periodic
   pension cost                        $2,781          $2,011          $2,538          $2,007         $2,302          $2,132
                                        =====           =====           ======          ======         =====           =====

Assumptions used in accounting for the non-union and union defined-benefit plans in 1998, 1997 and 1996 are as follows:

                                                   1998       1997       1996
                                                   ----       ----       ----
Weighted average discount rate                      6.50%     7.00%      7.50%
Rate of increase in future compensation levels      4.50%     4.50%      4.50%
Expected long-term return on assets                 8.75%     8.75%      8.50%

The following table sets forth the change in benefit obligations, the change in plan assets, and the funded status on CMP Group balance sheet at December 31, 1998, and 1997:

                                                                    Non-Union                                Union
                                                                    ---------                                -----
                                                             1998                1997              1998               1997
                                                             ----                ----              ----               ----

Change in Benefit Obligation
Projected Benefit Obligation at Beginning of Year        $  87,606,945       $  75,569,512       $60,806,647     $  55,687,980
Service Cost                                                 2,790,886           2,375,101         1,969,293         1,693,530
Interest Cost                                                6,170,100           5,727,139         4,170,129         3,973,237
Actuarial (Gain)/Loss                                        9,812,272           8,737,997         4,839,188         2,627,316
Benefits Paid                                               (4,760,258)         (4,802,804)       (3,099,550)       (3,175,416)
                                                          ------------        ------------       -----------      ------------
Projected Benefit Obligation at End of Year               $101,619,945       $  87,606,945       $68,685,707     $  60,806,647

Change in Plan Assets
Fair Value of Assets at Beginning of Year                $  85,706,828       $  77,996,183       $54,803,329     $  48,090,441
Actual Return on Plan Assets                                15,698,483          10,682,687        10,249,172         7,285,549
Employer Contributions                                       2,967,216           1,830,762         4,006,793         2,602,755
Benefits Paid                                               (4,760,258)         (4,802,804)       (3,099,550)       (3,175,416)
                                                          ------------        ------------       -----------      ------------
Fair Value of Assets at End of Year                      $  99,612,269       $  85,706,828       $65,959,744      $ 54,803,329




                                                                    Non-Union                                Union
                                                                    ---------                                -----
                                                             1998                1997              1998               1997
                                                             ----                ----              ----               ----

Funded Status at December 31                             $  (2,007,676)      $  (1,900,117)      $(2,725,963)    $  (6,003,318)
Unrecognized Transition (Asset)/Obligation                     104,583             133,634        (1,134,557)       (1,404,689)
Unrecognized Prior Service Cost                              1,473,873           1,629,207         1,223,028         1,352,027
Unrecognized (Gain)/Loss                                   (15,536,708)        (16,014,958)       (6,306,647)       (4,883,992)
                                                           -----------         -----------        ----------      ------------
Net Amount Recognized - Accrued Benefit Cost              $(15,965,928)       $(16,152,234)      $(8,944,139)     $(10,939,972)

Savings Plan

CMP Group offers an employee savings plan to all eligible employees. The non-union plan allows participants to invest from 2% to 15% of their salaries among several alternatives. The employer contribution equals 60% of the first 5% (total of 3%) of the employees' contribution.

As part of the collective bargaining agreement, effective in May 1997, the union plan allows maximum deferrals of up to 16% of their salaries among several alternatives. The employer contribution equals 60% of the first 5% and 50% of the next 2% invested, bringing the maximum employer contribution to 4% if an employee defers 7% of compensation.

CMP Group's contributions to the savings plan trust were $1.9 million in 1998, $1.8 million in 1997 and $1.7 million in 1996.

Post-Retirement Benefits

In addition to pension and savings-plan benefits, CMP Group provides certain health-care and life-insurance benefits for substantially all of its retired employees.

The MPUC approved a rulemaking on SFAS No. 106, effective July 20, 1993, that adopted the accrual method of accounting for the expected cost of such benefits during the employees' years of service, and authorized the establishment of a regulatory asset for the deferral of such costs until they are "phased-in" for ratemaking purposes. The effect of the change can be reflected in annual expenses over the active service life of employees or a period of 20 years, rather than in the year of adoption.

The MPUC prescribes the maximum amortization period of the average remaining service life of active employees or 20 years, whichever is longer, for the transition obligation. CMP Group is utilizing a 20 year amortization period. Segregation in an external fund is required for amounts collected in rates. Central Maine (CMP Group was not formed until September 1998) funded $3 million in November 1997 and July 1998 and plans to monitor and fund the same amount annually in order to meet its obligation.

As a result of the MPUC order, CMP Group records the cost of these benefits by charging expense in the period recovered through rates. The annual post-retirement benefit expense is currently included in rates as well as an amount designed to recover the deferred balance over a period of 20 years. The amounts included in rates in 1998, 1997 and 1996 were $10.8, $9.7 and $9.8 million, respectively. With the reduction in the deferred account of $1.5 million in 1998 and, $1.8 million in 1997. The total amount deferred as a regulatory asset as of December 31, 1998 and 1997 was $19.6 million and $21 million, respectively. A summary of the components of net periodic postretirement benefit cost for the plan in 1998, 1997 and 1996 follows:

(Dollars in thousands)                                1998      1997      1996
                                                      ----      ----      ----
Service cost                                        $  1,867  $ 1,201   $ 1,347
Interest cost                                          5,438    4,702     5,720
Expected return on plan assets                          (360)       -         -
Amortization of unrecognized transition obligation     3,704    3,704     4,080
Amortization of prior service cost                         -        -        35
Amortization of unrecognized (gain)/loss                 (80)  (1,029)     (329)
                                                   ---------    -----   -------
Postretirement benefits expense                       10,569    8,578    10,853
Deferred postretirement benefits expense                 -       -       (1,056)
                                                   ---------- --------  -------
Postretirement Benefit Expense Recognized in the
  Statement of Earnings                             $ 10,569  $ 8,578   $ 9,797
                                                     =======    =====    ======

The following table sets forth the change in benefit obligation, change in plan assets and the funded status of the plan, and the liability recognized on CMP Group's balance sheet at December 31, 1998 and 1997:

(Dollars in thousands)                             1998            1997
                                                   ----            ----

Change in Benefit Obligation
Benefit obligation at beginning of year           $ 69,749       $ 73,903
Service cost                                         1,867          1,201
Interest cost                                        5,438          4,702
Estimated benefits paid                             (6,334)        (5,401)
Actuarial (gain)/loss                               16,232         (4,656)
                                                   -------        -------
Benefit obligation at end of year                   86,952         69,749

Change in Plan Assets
Fair value of plan assets at beginning of year       3,025            849
Actual return on plan assets                           711             66
Employer contribution                                9,100          7,511
Estimated benefits paid                             (6,334)        (5,401)
                                                   -------        -------
Fair value of plan assets at end of year             6,502          3,025

Funded Status                                      (80,450)       (66,724)
Unrecognized transition (asset)/obligation          51,859         55,563
Unrecognized prior service cost                          4              5
Unrecognized actuarial (gain)/loss                  (3,718)       (19,680)
                                                   -------        -------
Accrued benefit cost                              $(32,305)      $(30,836)
                                                   =======        =======

The assumed health-care cost-trend rate was an average gross medical trend of approximately 6% for 1998 reducing to 5% overall in the year 2020. Rates range from 5.6% to 6.5% for 1997 reducing to 5.0% overall over a period of 25 years. Rates range from 5.7% to 6.8% for 1996, reducing to 5.0% overall, over a period of 10 years. The effect of a one-percentage-point increase in the assumed health-care cost-trend rate for each future year would increase the aggregate of the service and interest-cost components of the net periodic postretirement benefit cost by $1.1 million and the accumulated postretirement benefit obligation ("APBO") by $11.0 million. The effect of a one-percentage-point decrease in the assumed healthcare cost-trend rate for each future year would decrease the aggregate of the service and interest-cost components of the net periodic postretirement benefit cost by $947 thousand and the APBO by $9.3 million. Additional assumptions used in accounting for the postretirement benefit plan in 1998, 1997 and 1996 are as follows:

                                                   1998       1997       1996
                                                   ----       ----       ----
Weighted-average discount rate                     6.50%       7.00%      7.50%
Rate of increase in future compensation levels     4.50%       4.50%      4.50%

CMP Group is exploring alternatives for mitigating the cost of postretirement benefits and for funding its obligations. These alternatives include mechanisms to fund the obligation prior to actual payment of benefits, plan-design changes to limit future expense increases, and additional cost-control and cost-sharing programs.

Note 6:  Incentive Compensation

Stock options granted are exerciseable at the market price of the common stock on the date of the grant. They expire seven years from their grant date. One third options vest annually, commencing on the first anniversary of the option grant date. Upon vesting stock options are exerciseable during periods of active employment or within thirty (30) days after termination of employment, provided termination did not occur due to cause.

Stock options granted for the year 1998 are summarized as follows:

                                                           Weighted Average
                                                            Exercise Price
                                              Shares

Outstanding at the beginning of 1997               -
Granted during the year                      253,925             $17.375
Expired/canceled during the year              11,929             $17.375
                                              ------
Outstanding as of December 31, 1998          241,996             $17.375
                                             =======

The stock options were granted with a grant date fair value of $2.28. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

   Expected option life                                 7 Years
   Risk free interest rate                              6.00%
   Expected volatility                                  0.154%
   Dividend yield                                       5.10%

CMP Group uses the intrinsic value based method to recognize compensation expense related to stock options. No compensation expense was recognized in 1998 related to stock options granted, since they contained an exercise price equal to the fair market value on the date of the grant. Had compensation costs for stock options been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the CMP Group's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                               1998

     Net Income:
         As Reported                          $52,910
         Pro Forma                            $52,583
     Earnings Per Share:
         As Reported                          $1.63
         Pro Forma                            $1.62

Performance Shares - Performance shares are shares of CMP Group stock granted at the end of a 3-year performance cycle, based on achievement of performance goals that are directly linked to increasing shareholder value. If the goals are not achieved at the end of the 3-year cycle, the performance shares are forfeited. Contingently issuable performance shares for the three year period beginning in 1997 and 1998, totaled 61,437 and 66,906, respectively.

CMP Group is accruing the compensation expense associated with these shares over the applicable three year period. The total expense recognized in 1998 was approximately $743 thousand.

Note 7:  Transactions with Affiliated Companies

Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's cost. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $3 million for the year ended December 31, 1998.

CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocation in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $1.2 million for the year ended December 31, 1998.

In addition, a subsidiary of CMP Group provides certain real estate and river management services charged to Central Maine at cost and environmental, engineering, utility locator and construction services based on a contracted rate. These expenses amounted to $2.7 million for the year ended December 31, 1998.

As of December 31, 1998, Central Maine's accounts receivable and accounts payable balances include the following balances with affiliated companies:

                                     (dollars in thousands)
                             Accounts Receivable    Accounts Payable

 CMP Group                           $   180                $1,590
 MainePower                               43                   604
 CNEX                                    190                   138
 MaineCom                                138                     -
 TeleSmart                                78                    36
 Union Water                             950                 1,386
                                      ------                 -----
                                      $1,579                $3,754
                                       =====                 =====

Note 8:  Fiber Optic Network

In July 1998, MaineCom's equity investments, FiveCom, Inc., and FiveCom of Maine, LLC reorganized along with other related companies to form a new company, Northeast Optic Network, Inc. ("NEON"). MaineCom's ownership interest of 53.5-percent in the new company was equal to its combined ownership interest in FiveCom and FiveCom of Maine.

In August 1998 NEON issued 4 million new shares of common stock at $12.00 per share on the open market in an initial public offering ("IPO"). NEON's IPO had the effect of decreasing MaineCom's ownership interest from 53.5-percent to approximately 40-percent. The shares were issued at an amount greater than MaineCom's per share investment, resulting in an increase in MaineCom's investment in NEON of $15.9 million. In accordance with the SEC's Staff Accounting Bulletins ("SAB") 51 and 84 MaineCom increased additional paid in capital by $9.4 million and deferred tax reserve liability by $6.5 million. CMP Group's accounting policy for such transactions is to recognize a gain in income. However, the above transaction was reflected in additional paid in capital as required by the SEC SAB's.

In conjunction with the IPO, Central Maine sold 282,023 NEON shares, resulting in a net after tax gain of approximately $1.9 million and further reducing its (now MaineCom's) ownership percentage to 38.5-percent of the outstanding common shares.

NEON is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 1,000 fiber optic cable route miles, or more than 65,000 fiber strand miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of December 31, 1998, NEON had completed construction of approximately 600 route miles, or 49,000 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

CMP Group believes there is a growing need for such a fiber optic network in the Northeast and that NEON's outside financing will provide substantial assistance in completing construction of the network, but cannot predict the results of this venture.

Note 9:  Capacity Arrangements

Power Agreements

Central Maine, through certain equity interests, is entitled to a portion of the generating capacity and energy production of four nuclear generating facilities (the Yankee companies), three of which have been permanently shut down, and is obligated to pay its proportionate share of costs, which include fuel, depreciation, operation-and-maintenance expenses, a return on invested capital, and the estimated cost of decommissioning the nuclear plants.

Pertinent data related to these power agreements as of December 31, 1998, are as follows:

(Dollars in thousands)                  Maine Yankee      Vermont       Connecticut     Yankee Atomic
                                                          Yankee          Yankee

Ownership share                                 38%              4%             6%             9.5%
                                                --               -              -              ---
Operating Status                       Permanently       Operating    Permanently      Permanently
                                       shutdown                       shutdown         shutdown
                                       August 6, 1997                 December 4,      February 26,
                                                                      1996             1992
Contract expiration date                      2008            2012           1998             2000
Capacity (MW)                                    -             531              -                -
Company's share of: Capacity (MW)
                                                 -              19              -                -
1998 energy and capacity costs           $  41,631        $  7,012       $  4,737         $  4,513
Long-term obligations and redeemable
preferred stock                          $  75,461        $  7,884       $  8,894                -
Estimated decommissioning obligation
                                          $273,895         $16,272        $29,913         $  7,761
Accumulated decommissioning fund
                                         $  80,812        $  7,620        $14,992          $14,313

Under the terms of its agreements, Central Maine pays its ownership share (or entitlement share) of estimated decommissioning expense to each of the Yankee companies and records such payments as a cost of purchased power.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire on October 21, 2008.

Central Maine continues to incur costs, which are substantially less than in 1997, in connection with its 38% share of Maine Yankee as well as additional costs for replacement power since the Plant has been shut down. For the twelve months ended December 31, 1998, such costs amounted to approximately $41.6 million for Central Maine, $3.1 million related to energy costs and $38.5 million for capacity charges. The power formerly received from Maine Yankee has been primarily replaced with two long-term purchased power arrangements that Central Maine has made with Canadian sources through February 2000.

Central Maine's 38% ownership interest in Maine Yankee's common equity amounted to $30 million as of December 31, 1998, and under Maine Yankee's Power Contracts and Additional Power Contracts, Central Maine is responsible for 38% of the costs of decommissioning the Plant. Maine Yankee's most recent estimate of the cost of decommissioning is $380.6 million, based on a 1997 study by an independent engineering consultant, plus estimated costs of interim spent-fuel storage of $127.6 million, for an estimated total cost of $508.2 million (in 1997 dollars). This would result in approximately $36.4 million being collected annually from Maine Yankee's sponsors. The previous estimate for decommissioning, by the same consultant, was $316.6 million (in 1993 dollars), which resulted in approximately $14.9 million being collected annually from Maine Yankee's sponsors pursuant to a 1994 Federal Energy Regulatory Commission ("FERC") rate order. Through December 31, 1998, Maine Yankee had collected approximately $212.7 million for its decommissioning obligations.

FERC Rate Case. On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set Maine Yankee's Amendatory Agreements, rates and issues concerning the prudence of the Plant-shutdown decision for hearing.

By Complaint dated December 9, 1997, the Maine Office of the Public Advocate ("OPA") sought a FERC investigation of Maine Yankee's actions leading to the decision to shut down the Plant, including actions associated with the management and operation of Maine Yankee since 1993. The MPUC had initiated an investigation in Maine earlier, raising generally similar issues. By decision dated May 4, 1998, the FERC consolidated the OPA Complaint with the comprehensive rate proceeding. In addition, 28 municipal and cooperative utilities that had purchased in the aggregate approximately 6.2 percent of the output of the Plant from Maine Yankee's sponsors (the "Secondary Purchasers") intervened in the FERC proceeding, raising similar prudence issues and other issues specific to their status as indirect purchasers from Maine Yankee.

In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation ("Stone & Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

Since the filing of the rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, Central Maine and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8, 1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it. Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999, would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual
Secondary Purchasers. On February 24, 1999, the FERC Trial Staff recommended certification and approval of the settlement with the Secondary Purchasers.

The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998, consisting of (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the Offer of Settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine would continue to recover its Maine Yankee costs in accordance with its most recent ARP order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that Central Maine has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the ARP.

The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000, through December 1,2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.16 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

CMP Group and Central Maine believe that the Offer of Settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, and that approval of the Offer of Settlement by the FERC would eliminate significant uncertainties concerning CMP Group's and Central Maine's future financial performance. Although all of the active parties to the proceeding, including the FERC Trial Staff, support or, with respect to certain individual provisions, do not oppose, the Offer of Settlement, CMP Group and Central Maine cannot predict with certainty whether or in what form it will be approved by the FERC.

Condensed financial information on Maine Yankee Atomic Power Company is as follows:

(Dollars in thousands)                                            1998              1997              1996
                                                                  ----              ----              ----
Earnings:
Operating revenues                                               $  110,608         $238,586          $185,661
Operating income                                                     13,430           18,170            17,150
Net income                                                            6,295            9,037             8,106
Earnings applicable to common stock                                   4,916            7,613             6,637

Central Maine's Equity Share of Net Earnings                   $      1,868      $     2,893        $    2,522
                                                                -----------       ----------         ---------
Investment:
Net electric property and nuclear fuel                        $         687      $    17,938          $222,360
Current assets                                                       20,896           71,098            44,979
Deferred charges and other assets                                 1,161,715        1,279,107           334,722
                                                                  ---------        ---------           -------
Total Assets                                                      1,183,298        1,368,143           602,061
                                                                  ---------        ---------           -------
Less:
Redeemable preferred stock                                           16,800           17,400            18,000
Long-term obligations                                               201,614          270,299           223,572
Current liabilities                                                  15,122           35,518            34,265
Reserves and deferred credits                                       870,856          966,561           255,472
                                                                  ---------        ---------           -------
Net Assets                                                      $    78,906      $    78,365         $  70,752
                                                                 ----------       ----------          --------
Company's Equity in Net Assets                                  $    29,984      $    29,779         $  26,886
                                                                 ==========       ==========          ========

Other Nuclear Investments

In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company announced a permanent shutdown of the Connecticut Yankee plant in Haddam, Connecticut, and decided to decommission the plant for economic reasons. The Company has a 6% equity interest in Connecticut Yankee, totaling approximately $6.3 million at December 31, 1998. Central Maine estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant to be approximately $29.9 million and has recorded a regulatory asset and a liability on the consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses.

On February 26, 1992, the Board of Directors of Yankee Atomic Electric Company (Yankee Atomic) decided to permanently discontinue power operation at the Yankee Atomic Plant in Rowe, Massachusetts, and to decommission that facility. Central Maine relied on Yankee Atomic for less than 1% of the Company's system capacity. Its 9.5% equity investment in Yankee Atomic is approximately $1.9 million. Central Maine has estimated its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investments, decommissioning and closing the plant, to be approximately $7.8 million.

Central Maine has approximately a 60% ownership interest in the jointly owned, Company-operated, 620-megawatt oil-fired W. F. Wyman Unit No. 4. See Note 3, "Regulatory Matters" - "Agreement for Sale of Generation Assets." Central Maine also has a 2.5% ownership interest in the Millstone Unit No. 3 nuclear plant operated by Northeast Utilities, and is entitled to approximately a 29-megawatt share of that unit's capacity. Central Maine's plant in service, nuclear fuel, decommissioning fund, and related accumulated depreciation and amortization attributable to these units as of December 31, 1998, and 1997 were as follows:

                                                                 Wyman 4                    Millstone 3
                                                                 -------                    -----------
(Dollars in thousands)                                    1998            1997           1998          1997
                                                          ----            ----           ----          ----
Plant in service, nuclear fuel and decommissioning
fund                                                     $116,075       $116,367        $112,907      $112,227
Accumulated depreciation and amortization                  69,028         66,239          45,433        42,412

Power-Pool Agreements

The New England Power Pool, of which Central Maine is a member, has contracted in its Hydro-Quebec Projects to purchase power from Hydro-Quebec. The contracts entitle Central Maine to 44.5 megawatts of capacity credit in the winter and
127.25 megawatts of capacity credit during the summer. Central Maine has entered into facilities-support agreements for its share of the related transmission facilities. Central Maine's share of the support responsibility and of associated benefits is approximately 7%.

Central Maine is making facilities-support payments on approximately $25.4 million, its remaining share of the construction cost for these transmission facilities incurred through December 31, 1998. These obligations are reflected on the Company's consolidated balance sheet as lease obligations with a corresponding charge to electric property.

Non-Utility Generators

Central Maine has entered into a number of long-term, non-cancelable contracts for the purchase of capacity and energy from non-utility generators (NUG). The agreements generally have terms of five to 30 years, with expiration dates ranging from 1999 to 2023. They require Central Maine to purchase the energy at specified prices per kilowatt-hour, which are often above market prices. As of December 31, 1998, facilities having 508 megawatts of capacity covered by these contracts were in-service. The costs of purchases under all of these contracts amounted to $265 million in 1998, $306.4 million in 1997, and $313.4 million in 1996.

Central Maine's estimated contractual obligations with NUGs as of December 31, 1998, are as follows:

(Dollars in               Amount
  millions)
1999                        $   280
2000                            281
2001                            260
2002                            267
2003                            271
2004 - 2023                   1,857
                              -----
                             $3,216

Note 10:  Capitalization and Interim Financing

Retained Earnings

Under terms of the most restrictive test in Central Maine's General and Refunding Mortgage Indenture and Central Maine's Articles of Incorporation, no dividend may be paid on the common stock of Central Maine if such dividend would reduce retained earnings below $29.6 million. At December 31, 1998, Central Maine's retained earnings were $76.3 million, of which $46.7 million were not so restricted. There are no such restrictions on CMP Group. Future dividend decisions will be subject to future earnings levels and the financial condition of CMP Group and Central Maine and will reflect the evaluation by their Board of Directors of then existing circumstances.

Mortgage Bonds

Substantially all of Central Maine's electric-utility property and franchises are subject to the lien of the General and Refunding Mortgage.

Central Maine's outstanding mortgage bonds may be redeemed at established prices plus accrued interest to the date of redemption, subject to certain refunding limitations. Bonds may also be redeemed under certain conditions at their principal amount plus accrued interest by means of cash deposited with the trustee under certain provisions of the mortgage indenture. Under the Indenture such cash may be applied at any time, at the direction of Central Maine, to the redemption of bonds outstanding under the Indenture at a price equal to the principal amount of the bonds being redeemed, without premium, plus accrued interest to the date fixed for redemption. Such cash may also be withdrawn by Central Maine by substitution of allocated property additions or available bonds. At December 31, 1998, there was approximately $1,000 of such cash on deposit with the trustee.

Mortgage Bonds outstanding as of December 31, 1998, and 1997 were as follows:

Central Maine Power Company
General and Refunding Mortgage Bonds:
                                     Interest
 Series             Maturity           rate           1998           1997
 ------             --------           ----           ----           ----
                                            (Dollars in thousands)
    U      1998-April 15              7.54%       $                  $ 25,000
                                                             -
    S      1998-August 15             6.03                   -         60,000
    T      1998-November 1            6.25                   -         75,000
    O      1999-January 1            7 3/8                   -         50,000
    P      2000-January 15            7.66              43,717         75,000
    N      2001-September 15          8.50                   -         11,000
    Q      2008-March 1               7.05              75,000         75,000
    R      2023-June 1               7 7/8                             50,000
                                                       -------       --------
                                                          -
Total Mortgage Bonds                                  $118,717       $421,000
                                                      =======         =======

During 1998, Central Maine paid at maturity or redeemed the following principal amounts of its General and Refunding Mortgage Bonds: on March 30, $50 million of Series R 7-7/8%, Due 2023; on the same day $11 million of Series N 8.50%, Due 2001; on April 15, $25 million of Series U 7.54%, Due 1998; on June 15, $31.3 million of Series P 7.66%, Due 2000; on August 15, $60 million principal amount of Series S 6.03%, Due 1998; on November 1, $75 million principal amount of
Series T 6.25%, Due 1998; and on December 31, $50 million principal amount of Series O 7.375%, Due 1999. No premiums were paid by Central Maine for the bonds.

Limitations on Unsecured Indebtedness

Central Maine's Articles of Incorporation limit certain unsecured indebtedness that may be outstanding to 20 percent of capitalization, as defined without the consent of the holders of Central Maine's preferred stock; 20 percent of defined capitalization amounted to $143 million as of December 31, 1998. Unsecured indebtedness, as defined, amounted to $131 million as of December 31, 1998. Central Maine's $500 million medium-term note program, having received the consent of Central Maine's preferred stockholders in May 1997, is not included in "unsecured indebtedness" for purposes of the 20-percent limitation.

Medium-Term Notes

At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented in 1989. As of December 31, 1998, $337 million of medium-term notes were outstanding of which $10 million are classified as short-term. Interest on fixed-rate notes is payable on March 1 and September 1, while interest on floating-rate notes is payable on the dates indicated thereupon.

Medium-Term Notes outstanding as of December 31, 1998, and 1997 were as follows:

(Dollars in thousands)
Maturity                                Interest rate     1998           1997
                                        -------------     ----           ----
Series A:
2000                                            9.65%     $  5,000      $ 5,000
Series B:
1998                                            5.32             -        8,000
Series C:
1999-2001                                  5.67-7.81       127,000       30,000
Series D:
1999-2000                                  5.52-7.04       205,000       -
                                                           -------        -----
Medium-Term Notes                                          337,000       43,000
   Less:  Amount Due Within One Year                        10,000       -
                                                          --------        -----
Total Medium-Term Notes                                   $327,000      $43,000
                                                           =======       ======

Pollution-Control Facility and Other Notes

Pollution-control facility and other notes outstanding as of December 31, 1998, and 1997 were as follows:

(Dollars in thousands)
Series                                         Interest rate            Maturity                1998           1997
------                                         -------------            --------                ----           ----
Central Maine Power Company:
Yarmouth Installment Notes                            6 3/4%    June 1, 2002                 $   9,330        $ 9,805
Yarmouth Installment Notes                            6 3/4     December 1, 2003                 1,000          1,000
Industrial Development
  Authority of the State of
  New Hampshire Notes                                 7 3/8     May 1, 2014                     19,500         19,500
Finance Authority of Maine                             8.16     January 1, 2005                 45,929         53,329
Revolving Credit Agreement                           6.1125     October 22, 1999                50,000              -
Maine Electric Power Company, Inc.:
Promissory Notes                                     Variable*  November 1, 2000                   420            620
NORVARCO: Promissory Note                             10.48     November 1, 2020                24,090              -
NORVARCO: Senior Note                                  7.05     November 1, 2020                 1,747              -
Union Water Power Company-Bank Notes
                                                       7.99     December 2011                    1,163              -
Union Water Power Company-Bank Notes
                                                    Variable**  October 2018                     1,284              -
                                                                                              --------         ------
Pollution-Control Facility and Other Notes
                                                                                               154,463         84,254
Less:  Amount Due Within One Year                                                                1,183              -
                                                                                             ---------         ------

                                                                                              $153,280        $84,254
                                                                                               =======         ======

  *The average rate was 6.48% in 1998 and 6.5% in 1997.
**The average rate was 8.25% in 1998.

The bonds issued by the Industrial Development Authority of the State of New Hampshire are supported by loan agreements between Central Maine and the Authority. The bonds are subject to redemption at the option of Central Maine at their principal amount plus accrued interest and premium, beginning in 2001.

On October 26, 1994, FAME issued $79.3 million of Taxable Electric Rate Stabilization Revenue Notes Series 1994A (FAME notes). FAME and Central Maine entered into a loan agreement under which Central Maine issued FAME a note for approximately $66.4 million, evidencing a loan in that amount. The remaining $12.9 million of FAME-notes proceeds over the $66.4 million was placed in a capital-reserve account. The amount in the capital-reserve account is equal to the highest amount of principal and interest on the FAME notes to accrue and come due in any year the FAME notes are outstanding. The amounts invested in the capital reserve account are initially invested in government securities designed to generate interest income at a rate equal to the interest on the FAME notes. Under the terms of the loan agreement, Central Maine is also responsible for or receives the benefit from the interest rate differential and investment gains and losses on the capital reserve account.

Capital Lease Obligations

CMP Group leases some of its buildings and equipment under lease arrangements, and accounts for certain transmission agreements as capital leases using periods expiring between 2006 and 2021. The net book value of property under capital leases was $29.4 million and $31.2 million at December 31, 1998, and 1997, respectively. Assets acquired under capital leases are recorded as electric property at the lower of fair-market value or the present value of future lease payments, in accordance with practices allowed by the MPUC, and are amortized over their contract terms. The related obligation is classified as other long-term debt. Under the terms of the lease agreements, executory costs are excluded from the minimum lease payments.

Estimated future minimum lease payments for the five years ending December 31, 2003, together with the present value of the minimum lease payments, are as follows:

(Dollars in thousands)                                           Amount
                                                                 ------
1999                                                             $ 5,257
2000                                                               5,088
2001                                                               4,919
2002                                                               4,749
2003                                                               4,580
Thereafter                                                        47,024
                                                                  ------
Total minimum lease payments                                      71,617
Less: amounts representing interest                               38,844
                                                                  ------
Present Value of Net Minimum Lease Payments                      $32,773
                                                                  ======

Sinking-Fund Requirements

Consolidated sinking-fund requirements for long-term obligations, including capital lease payments and maturing debt issues, for the five years ending December 31, 2003, are as follows:

                                    (Dollars in thousands)
           Sinking fund   Maturing debt
                                             Total
1999            2,455         282,000        284,455
2000           10,519         128,717        139,236
2001           10,949          10,000         20,949
2002           18,766               -         18,766
2003           11,889               -         11,889

Disclosure of Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable are discussed below. The carrying amounts of cash and temporary investments approximate fair value because of the short maturity of these investments. The fair value of redeemable preferred stock and pollution-control facility and other notes is based on quoted market prices as of December 31, 1998 and 1997. The fair value of long-term obligations is based on quoted market prices for the same or similar issues, or on the current rates offered to the particular company based on the weighted average life of each class of instruments.

The estimated fair values of the CMP Group's financial instruments as of December 31, 1998, and 1997 are as follows:

                                                                   1998                            1997
                                                         Carrying                        Carrying
(Dollars in thousands)                                     amount        Fair value        amount        Fair value

Redeemable preferred stock                               $  27,910        $  28,747       $  46,528        $  48,247
Mortgage bonds                                             118,717          120,782         421,000          421,151
Medium-term notes                                          327,000          326,226          43,000           43,378
Pollution-control facility and other notes                 153,280          157,771          84,254           83,163



Cumulative Preferred Stock

Preferred-stock balances outstanding as of December 31, 1998 and 1997 were as follows:

(Dollars in thousands, except per-share amounts)
                                         Current shares
                                          outstanding      1998         1997
Preferred Stock - Not Subject to
Mandatory Redemption:
$25 par value - authorized 2,000,000
  shares; outstanding:                            None    $      -       $    -
$100 par value noncallable -authorized
  5,713 shares; outstanding 6% voting            5,713         571          571
$100 par value callable - authorized
  2,300,000* shares; outstanding:
3.50% series (redeemable at $101)              220,000      22,000       22,000
4.60% series (redeemable at $101)               30,000       3,000        3,000
4.75% series (redeemable at $101)               50,000       5,000        5,000
5.25% series (redeemable at $102)               50,000       5,000        5,000
7 7/8% series (optional redemption after
  9/1/97, at $100)                                               -       30,000
6% stock owned by CMP Group, Inc.                  533         (43)       -
                                                            -------      ------
Total                                                      $35,528      $65,571
                                                            ======       ======
Redeemable Preferred Stock - Subject to
  Mandatory Redemption:
Flexible Money Market  Preferred  Stock,
Series A - 7.999%  (279,100  shares in
1998, 395,275 sharesin 1997 and 1996)          189,100      27,910       39,528
8 7/8% series (redeemable at $101                            -            7,000
Total                                                      $27,910      $46,528

*Total  authorized  $100  par  value  callable  is  2,300,000   shares.   Shares
outstanding are classified as Not Subject to Mandatory Redemption and Subject to Mandatory Redemption.

Sinking-fund provisions for the 8 7/8% Series Preferred Stock require the Company to redeem all shares at par plus an amount equal to dividends accrued to the redemption date on the basis of 70,000 shares annually commencing on July, 1996. The Company also has the non-cumulative right to redeem up to an equal amount of the respective number of shares annually, beginning in 1996, at par plus an amount equal to dividends accrued to the redemption date. The sinking-fund requirement for the five-year period ending December 31, 2000 is $7.0 million annually beginning in 1996. The Company redeemed $14 million of these shares at par in 1996 and 1997 pursuant to the mandatory and optional sinking-fund provisions. On July 1, 1998 Central Maine redeemed the final $7 million of its Preferred Stock 8 7/8% Series through its mandatory sinking fund provisions. In connection with the Central Maine common stock conversion, a number of holders of the 6% preferred stock requested payment at fair value for their shares pursuant to section 910 of the Maine Business Corporation Act. CMP Group purchased 533 shares from various shareholders of Central Maine 6% preferred stock.

Sinking-fund provisions for the Flexible Money Market Preferred Stock, Series A, 7.999%, require Central Maine to redeem all shares at par plus an amount equal to dividends accrued to the redemption date on the basis of 90,000 shares annually beginning in October 1999. Central Maine also has the non-cumulative right to redeem up to an equal number of shares annually beginning in 1999, at par plus an amount equal to dividends accrued to the redemption date. The sinking-fund requirement for the period 1998 through 2001 is $9 million annually with a final sinking fund requirement of $910 thousand in 2002.

On April 1, 1998, Central Maine redeemed all of the outstanding 300,000 shares of its Preferred Stock 7-7/8% Series at a redemption price of $100 per share. No accrued dividends were paid on the preferred stock since the redemption date was a regular dividend payment date.

Interim Financing and Credit Agreements

Central Maine uses funds obtained from short-term borrowing to provide initial financing for construction and other corporate purposes.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility that matures on October 22, 1999. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Both credit facilities require annual fees on the total credit lines. The fees are based on Central Maine's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded based upon Central Maine's past credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. Central Maine had $5.0 million outstanding under the 364-day revolving credit facility at 6.63% and $50 million outstanding under the 3-year revolving credit facility at 6.11%.

CMP Group and its subsidiaries had a total of $16.4 million outstanding, made up of revolving credit facility and other short-term financings as of December 31, 1998.

Note 11:  Quarterly Financial Data (Unaudited)

CMP Group's unaudited, consolidated quarterly financial data pertaining to the results of operations are shown below.

(Dollars in thousands, except per-
   share amounts)                                                          Quarter ended
                                                 March 31*          June 30*         September 30        December 31
                                                 --------           -------          ------------        -----------
1998
Electric operating revenues                         $248,745           $208,216           $234,056           $247,722
Operating income                                      39,934             14,326             26,370             45,251
Net income (loss)                                     16,398                572             17,440             18,500
Earnings (loss) per common share*                       .51                .02                .54                .57

For the years prior to 1998, CMP Group, Inc. was not in existence; the figures for the years 1996 and 1997 are the same as Central Maine's.

*Same results as Central Maine.  CMP Group was formed September 1, 1998.

Central Maine's unaudited, consolidated quarterly financial data pertaining to the results of operations are shown below.

 (Dollars in thousands, except per-
   share amounts)                                                          Quarter ended
                                                 March 31            June 30         September 30        December 31
                                                 --------            -------         ------------        -----------
1998
Electric operating revenues                         $248,745           $208,216           $234,027           $247,573
Operating income                                      39,934             14,326             25,753             46,636
Net income (loss)                                     18,295              1,646             13,135             21,747
Earnings (loss) per common share*                       .51                .02                .38                .67
1997
Electric operating revenues                         $268,367           $210,074           $226,134           $249,601
Operating income                                      27,513              8,881              7,394             19,491
Net income (loss)                                     16,027             (2,539)            (5,845)             5,779
Earnings (loss) per common share*                      .43                (.15)              (.24)               .12
1996
Electric operating revenues                         $274,139           $216,358           $228,987           $247,562
Operating income                                      39,601             20,495             14,667             32,909
Net income                                            27,857              9,096              3,392             19,884
Earnings per common share*                              .78                .20                .04                .54

*Earnings per share are computed using the weighted-average number of common shares outstanding during the applicable quarter.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT.

        See the information under the heading "Election of Directors" in the registrants' definitive proxy material for its annual meeting of shareholders to be held on May 20, 1999, and Item 4.1, Executive Officers of the Registrant, above, both of which are hereby incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION.

        See the information under the heading "Board Committees, Meetings and Compensation" and the heading "Executive Compensation" in the registrants' definitive proxy material for its annual meeting of shareholders to be held on May 20, 1999, which is hereby incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.

        See the information under the heading "Security Ownership" in the registrants' definitive proxy material for its annual meeting of shareholders to be held on May 20, 1999, which is hereby incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        See the information under the heading, "Board Committees, Meetings and Compensation" in the registrants' definitive proxy material for its annual meeting of shareholders to be held on May 20, 1999, which is hereby incorporated herein by reference.

                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K.

      (a) List of documents filed as part of this report:

          (1)   Financial Statements and Supplementary Data
                See the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where these documents are listed, on page 56.
          (2) Exhibits - see (c) below.

      (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of 1998 and thereafter to date:

Date of Report                                    Items Reported

November 17, 1998                                   Item 5

CMP Group and Central Maine reported that FPL Group was seeking a declaratory judgment in the United States District Court for the Southern District of New York that Central Maine could not meet essential terms of its January 6, 1998, agreement to sell its non-nuclear generating assets to FPL Group and that therefore FPL Group should be excused from completing its purchase of the assets.

Date of Report                                    Items Reported

January 19, 1999                                    Item 5

 a) The registrants reported on the status of the FPL Group declaratory judgment action discussed above.

 b) The registrants reported on an Offer of Settlement filed with the FERC in Maine Yankee's decommissioning rate case.

 c) The registrants reported on the status of the MPUC proceeding on Central Maine's stranded costs, revenue requirements, and rate design.

 d) CMP Group reported on a bylaw provision dealing with shareholder proposals and nominations of directors by shareholders.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                      CMP GROUP, INC.



Date:   March 31, 1999                By /s/ David E. Marsh
      ----------------                  -------------------
                                         David E. Marsh
                                         Chief Financial Officer
                                         (Duly Authorized Officer)


                                      CENTRAL MAINE POWER COMPANY



Date:   March 31, 1999                By /s/ Curtis I. Call
      ----------------                  -------------------
                                         Curtis I. Call
                                         Treasurer
                                         (Duly Authorized Officer)




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature                                  Title                                                Date

CMP Group, Inc.:
/s/ David T. Flanagan                      President and Chief Executive Officer; Director      March 31, 1999
-----------------------------
David T. Flanagan
(Principal Executive Officer)

 /s/ David E. Marsh                        Chief Financial Officer                              March 31, 1999
------------------------------
David E. Marsh
(Principal Financial Officer)

 /s/ Michael W. Caron                                                                           March 31, 1999
----------------------------
Michael W. Caron
(Principal Accounting Officer)


Central Maine Power Company:

 /s/ Sara J. Burns                         President; Director                                  March 31, 1999
---------------------------------
Sara J. Burns
(Principal Executive Officer)

 /s/ Curtis I. Call                        Treasurer                                            March 31, 1999
-----------------------------------
Curtis I. Call
(Principal Financial Officer)

 /s/ Michael W. Caron                      Comptroller                                          March 31, 1999
-----------------------------
Michael W. Caron
(Principal Accounting Officer)

CMP Group, Inc. and Central Maine Power Company:

 /s/ David M. Jagger                       Chairman of the Board of Directors                   March 31, 1999
-------------------------------
David M. Jagger

 /s/ Charles H. Abbott                     Vice Chairman of the Board of Directors              March 31, 1999
------------------------------
Charles H. Abbott

 /s/ Charleen M. Chase                     Director                                             March 31, 1999
-----------------------------
Charleen M. Chase

 /s/ Duane D. Fitzgerald                   Director                                             March 31, 1999
------------------------------
Duane D. Fitzgerald

 /s/ David T. Flanagan                     Director                                             March 31, 1999
------------------------------
David T. Flanagan

 /s/ Robert H. Gardiner                    Director                                             March 31, 1999
------------------------------
Robert H. Gardiner

 /s/ Peter J. Moynihan                     Director                                             March 31, 1999
-----------------------------
Peter J. Moynihan

 /s/ William J. Ryan                       Director                                             March 31, 1999
------------------------------
William J. Ryan

 /s/ Kathryn M. Weare                      Director                                             March 31, 1999
---------------------------
Kathryn M. Weare

 /s/ Lyndel J. Wishcamper                  Director                                             March 31, 1999
-------------------------
Lyndel J. Wishcamper

                                  EXHIBIT INDEX

The following designated exhibits, as indicated below, are either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933, the Securities Exchange Act of 1934 or the Public Utility Holding Company Act of 1935 and are incorporated herein by reference to such filings. Reference is made to Item 8 of this Form 10-K for a listing of certain financial information and statements incorporated by reference herein.

NOTE: In this exhibit index the "Company" or "Central Maine" refers to Central Maine Power Company. "CMP Group" refers to CMP Group, Inc. All exhibits are Central Maine exhibits unless otherwise designated.

                                                                                                            Prior
       Exhibit                          Description of                                                     Exhibit
         No.                                Document                                SEC Docket                No.
     EXHIBIT 2:       PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
                      LIQUIDATION OR SUCCESSION

                      Not Applicable.
         2-1          Form Of Agreement And Plan Of Merger                 333-49677                          2

     EXHIBIT 3:       ARTICLES OF INCORPORATION AND BY-LAWS
                      Incorporated herein by reference:
         3-1          Articles of Incorporation, as amended.               Annual Report on Form 10-K        3.1
                                                                           for year ended December 31,
                                                                           1992
        3-1.1         Form of Articles of Amendment of CMP Group           333-49677                         3.1
         3-2          Bylaws, as amended.                                  Annual Report on Form 10-K        3.2
                                                                           for year ended December 31,
                                                                           1996
        3-2.1         Form of By laws of CMP Group                         333-49677                         3.2
     EXHIBIT 4:       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                      Incorporated herein by reference:
         4-1          General and Refunding Mortgage between the Company   2-58251                           2.18
                      and The First National Bank of Boston, as Trustee,
                      dated as of April 15, 1976, relating to the Series
                      A Bonds.
         4-2          First Supplemental Indenture dated as of March 15,   2-60786                           2.19
                      1977 to the General and Refunding Mortgage.
         4-3          Supplemental Indenture to the General and            Annual Report on Form 10-K         A
                      Refunding Mortgage Indenture dated as of October     for the year ended December
                      1, 1978 relating to the Series B Bonds.              31, 1978
         4-4          Supplemental Indenture to the General and            Quarterly Report on Form           A
                      Refunding Mortgage Indenture dated as of October     10-Q for the quarter ended
                      1, 1979, relating to the Series C Bonds.             September 30, 1979
        4.10          Supplemental Indenture to the General and            33-9232                           4.16
                      Refunding Mortgage Indenture dated as of December
                      1, 1986, relating to the Series I Bonds.
        4.14          Indenture, dated as of August 1, 1989, between the   33-29626                          4.1
                      Company and The Bank of New York, Trustee,
                      relating to the Medium-Term Notes.
        4.15          First Supplemental Indenture, dated as of August     Current Report on Form 8-K        4.15
                      7, 1989, relating to the Medium-Term Notes, Series   dated August 16, 1989
                      A, and supplementing the Indenture relating to the
                      Medium-Term Notes.
       4.15.1         Second Supplemental Indenture, dated as of January Current
                      Report  on  Form  8-K  4.1  10,  1992,   relating  to  the
                      Medium-Term  Notes,  dated  January 28, 1992 Series B, and supplementing  the Indenture  relating to the  Medium-Term
                      Notes.
       4.15.2         Third Supplemental Indenture,  dated as of December Annual
                      Report on Form  10-K  4.15.2  15,  1994,  relating  to the
                      Medium-Term  Notes,  for year ended December 31, Series C, and  supplementing  the  Indenture  relating  1994  to the
                      Medium-Term Notes.
       4.15.3         Fourth Supplemental Indenture, dated as of           333-35235                         4.4
                      February 26, 1998, relating to the Medium-Term
                      Notes,  Series D, and supplementing the Indenture relating to the Medium-Term Notes.
        4.17          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of            dated September 17, 1991
                      September 15, 1991, relating to the Series N Bonds.
        4.18          Supplemental Indenture to the General and            Current Report on Form 8-K        1.2
                      Refunding Mortgage Indenture, dated as of December   dated December 10, 1991
                      1, 1991, relating to the Series O Bonds.
        4.19          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.19
                      Refunding Mortgage Indenture, dated as of December   for year ended December 31,
                      15, 1992, relating to the Series P Bonds.            1992
        4.20          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of February   dated March 1, 1993
                      15, 1993, relating to the Series Q Bonds.
        4.21          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of May 20,    dated May 20, 1993
                      1993, relating to the Series R Bonds.
        4.22          Supplemental Indenture to the General and            Current Report on Form 8-K        4.1
                      Refunding Mortgage Indenture, dated as of August     dated November 30, 1993
                      15, 1993, relating to the Series S Bonds.
        4.23          Supplemental Indenture to the General and            Current Report on Form 8-K        4.2
                      Refunding Mortgage Indenture, dated as of November   dated November 30, 1993
                      1, 1993, relating to the Series T Bonds.
        4.24          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.24
                      Refunding Mortgage Indenture, dated as of April      for year ended December 31,
                      12, 1994, relating to the Series U Bonds.            1994
        4.26          Supplemental Indenture to the General and            Annual Report on Form 10-K        4.26
                      Refunding Mortgage Indenture, dated as of February   for year ended December 31,
                      15, 1996, evidencing the succession of State         1995
                      Street Bank and Trust Company as Trustee
     EXHIBIT 9:       VOTING TRUST AGREEMENT
                      Not applicable.
     EXHIBIT 10:      MATERIAL CONTRACTS
                      Incorporated herein by reference:
        10-1          Agreement dated April 1, 1968 between the Company    2-30554                           4.27
                      and Northeast Utilities Service Company relating
                      to services in connection with the New England
                      Power Pool and NEPEX.
        10-2          Form of New England Power Pool Agreement dated as    2-55385                           4.8
                      of September 1, 1971 as amended to November 1,
                      1975.
        10-3          Agreement setting forth Supplemental NEPOOL          2-50198                           5.10
                      Understandings dated as of April 2, 1973.
        10-4          Sponsor Agreement dated as of August 1, 1968 among   2-32333                           4.27
                      the Company and the other sponsors of Vermont
                      Yankee Nuclear Power Corporation.
        10-5          Power Contract dated as of February 1, 1968          2-32333                           4.28
                      between the Company and Vermont Yankee Nuclear
                      Power Corporation.
        10-6          Amendment to Exhibit 10.5 dated as of June 1, 1972.  2-46612                          13-21
        10-7          Capital Funds Agreement dated as of February 1,      2-32333                           4.29
                      1968 between the Company and Vermont Yankee
                      Nuclear Power Corporation.
        10-8          Amendment to Exhibit 10.7 dated as of March 12,      70-4611                           B-3
                      1968.
        10-9          Stockholder Agreement dated as of May 20, 1968       2-32333                           4.30
                      among the Company and the other stockholders of
                      Maine Yankee Atomic Power Company.
        10-10         Power Contract dated as of May 20, 1968 between      2-32333                           4.31
                      the Company and Maine Yankee Atomic Power Company.
       10-10.1        Amendment No. 1 to Exhibit 10-10 dated as of March   Annual Report on Form 10-K       10-1.1
                      1, 1984.                                             for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power company (File
                                                                           No. 1-6554)
       10-10.2        Amendment No. 2 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.2
                      January 1, 1984.                                     for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
       10-10.3        Amendment No. 3 to Exhibit 10-10 dated as of         Annual Report on Form 10-K       10-1.3
                      October 1, 1984.                                     for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
       10-10.4        Additional Power Contract between the Company and    Annual Report on Form 10-K       10-1.4
                      Maine Yankee Atomic Power Company dated February     for the year ended December
                      1, 1984.                                             31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
        10-11         Capital Funds Agreement dated as of May 20, 1968     2-32333                           4.32
                      between the Company and Maine Yankee Atomic Power
                      Company.
       10-11.1        Amendment No. 1 to Exhibit 10-11 dated as of         Annual Report on Form 10-K       10-2.1
                      August 1, 1985.                                      for the year ended December
                                                                           31, 1985 of Maine Yankee
                                                                           Atomic Power Company (File
                                                                           No. 1-6554)
        10-25         Agreement dated as of May 1, 1973 for Joint          2-48966                          13-57
                      Ownership, Construction and Operation of New
                      Hampshire Nuclear Units among Public Service
                      Company of New Hampshire and certain other
                      utilities, including the Company.
        10-42         Twentieth Amendment to Exhibit 10-25 dated as of     Annual Report on Form 10-K       10-42
                      September 19, 1986.                                  for the year ended December
                                                                           31, 1986
        10-46         Participation Agreement, dated June 20, 1969 among   2-35073                          4.23.1
                      Maine Electric Power Company, Inc., the Company
                      and certain other utilities.
        10-47         Power Purchase and Transmission Agreement dated      2-35073                          4.23.2
                      August 1, 1969, among Maine Electric Power
                      Company,  Inc.,  the Company and certain other  utilities, relating to purchase  and  transmission  of power from The
                      New Brunswick Electric Power
                      Commission.
        10-48         Agreement amending Exhibit 10-47 dated June 24,      2-37987                           4.41
                      1970.
        10-49         Agreement supplementing Exhibit 10-47 dated          2-51545                          5.7.4
                      December 1, 1971.
        10-50         Assignment Agreement dated March 20, 1972, between   2-51545                          5.7.5
                      Maine Electric Power Company, Inc., and the New
                      Brunswick Electric Power Commission.
        10-51         Capital Funds Agreement dated as of September 1,     2-24123                          4.19.1
                      1964 among Connecticut Yankee Atomic Power
                      Company, the Company and certain other utilities.
        10-52         Power Contract dated as of July 1, 1964 among        2-24123                          4.19.2
                      Connecticut Yankee Atomic Power Company, the
                      Company and certain other utilities.
        10-53         Stockholder Agreement dated as of July 1, 1964       2-24123                          4.19.3
                      among the stockholders of Connecticut Yankee
                      Atomic Power Company, including the Company.
        10-54         Connecticut Yankee Transmission Agreement dated as 2-24123
                      4.19.4 of  October  1,  1964  among  the  stockholders  of
                      Connecticut Yankee Atomic Power Company, including
                      the Company.
        10-55         Agreements with Yankee Atomic Electric  Company each dated
                      June 30, 1959, as follows:
       10-55.1        Stock Agreement.                                     2-15553                          4.17.1
       10-55.2        Power Contract.                                      2-15553                          4.17.2
       10.55.3        Research Agreement.                                  2-15553                          4.17.3
        10-56         Transmission Agreement with Cambridge Electric       2-15553                           4.18
                      Light Company and other sponsoring stockholders of
                      Yankee Atomic Electric Company.
        10-57         Agreement for Joint Ownership, Construction and      2-52900                           5.16
                      Operation of Wyman Unit No. 4 dated November 1,
                      1974 among the Company and certain utilities.
        10-58         Amendment to Exhibit 10-57 dated as of June 30,      2-55458                           5.48
                      1975.
        10-59         Amendment to Exhibit 10-57 dated as of August 16,    2-58251                           5.19
                      1976.
        10-60         Amendment to Exhibit 10-57 dated as of December      2-68184                           5.31
                      31, 1978.
        10-61         Transmission Agreement dated November 1, 1974        2-54449                          13-57
                      among the Company and certain other utilities,
                      relating to Wyman Unit No. 4.
        10-62         Sharing Agreement--1979 Connecticut Nuclear Unit     2-50142                           2.43
                      dated September 1, 1973 among the Company and
                      certain other utilities, relating to Millstone
                      Unit No. 3.
        10-63         Amendment to Exhibit 10-62 dated as of August 1,     2-51999                           5.16
                      1974, relating to Millstone Unit
                      No. 3.
        10-64         Agreement dated as of February 25, 1977 among the    2-58251                           5.24
                      Company, the Connecticut Light and Power Company,
                      the Hartford Electric Light Company and Western
                      Massachusetts Electric Company, relating to
                      Millstone Unit No. 3.
        10-70         Project  Agreement dated December 5, 1984 among the Annual
                      Report on Form 10-K 10-69 Company,  the Cities of Lewiston
                      and Auburn,  Maine for the year ended December and certain
                      other  parties,   relating  to  development  31,  1984  of
                      hydro-electric plant.
        10-73         Trust Indenture dated as of June 1, 1977 between     2-60786                           5.27
                      the Town of Yarmouth and Casco Bank & Trust
                      Company, as trustee,  relating to the Town of Yarmouth's 6
                      3/4% Pollution  Control Revenue Bonds (Central Maine Power
                      Company, 1977 Series A).
        10-74         Installment Sale Agreement dated as of June 1,       2-60786                           5.28
                      1977 between the Town of Yarmouth and the Company.
        10-75         Agreements Relating to $11,000,000 Floating/Fixed
                      Rate Pollution Control Revenue Refunding Bonds:
       10-75.1        Bond Purchase Agreement dated as of May 1, 1984.     Quarterly Report on Form          28.3
                                                                           10-Q for the quarter ended
                                                                           June 30, 1984
       10-75.2        Loan Agreement dated as of May 1, 1984.              Quarterly Report on Form          28.4
                                                                           10-Q for the quarter ended
                                                                           June 30, 1984
        10-76         Agreements Relating to $8,500,000 Floating/Fixed
                      Rate Pollution Control Revenue Bonds:
       10-76.1        Bond Purchase Agreement dated December 28, 1984.     Annual Report on Form 10-K      10-77.1
                                                                           for year ended December 31,
                                                                           1984
       10-76.2        Loan Agreement dated as of December 1, 1984.         Annual Report on Form 10-K      10-77.2
                                                                           for year ended December 31,
                                                                           1984
       10-77.1        Indenture of Trust dated as of March 14, 1988        Annual Report on Form 10-K       10-1.4
                      between Maine Yankee Atomic Power Company and        for year ended December 31,
                      Maine National Bank relating to decommissioning      1987, of Maine Yankee Atomic
                      trust funds.                                         Power Company (1-6554)
     10-77.1(a)       Amended and Restated Indenture of Trust dated as     Annual Report on Form 10-K       10-6.1
                      of January 1, 1993 between Maine Yankee Atomic       for year ended December 31,
                      Power Company and The Bank of New York relating to   1992, of Maine Yankee Atomic
                      decommissioning trust funds.                         Power Company (1-6554)
       10-77.2        Indenture of Trust dated as of October 16, 1985      Annual Report on Form 10-K        10-7
                      between the Company and Norstar Bank of Maine        for year ended December 31,
                      relating to the spent fuel disposal funds.           1985, of Maine Yankee Atomic
                                                                           Power Company (1-6554)
        10-78         Form of Agreement of Purchase and Sale dated Annual Report on Form 10-K 10.79  February  19, 1986 between the Company
                      and  Eastern  for  the  year  ended   December   Utilities
                      Associates, relating to the sale of the 31, 1985 Company's
                      Seabrook Project interest.
        10-79         Addendum to Agreement of Purchase and Sale dated Quarterly
                      Report  on Form 2.1  June 23,  1986,  among  the  Company,
                      Eastern 10-Q for the quarter ending  Utilities  Associates and EUA Power Corporation,  June 30, 1986 amending Exhibit
                      10-78.
        10-80         Agreement, dated as of October 29, 1986, between Quarterly
                      Report on Form 2.1 the Company and EUA Power  Corporation,
                      relating  to 10-Q for the  quarter  ended  the sale of the
                      Company's  interest  in the  Seabrook  September  30, 1986
                      Project.
        10-81         Credit Agreement, dated as of October 15, 1986,      Quarterly Report on Form          2.2
                      among the Company, various banks and Continental     10-Q for the quarter ended
                      Illinois National Bank and Trust Company of          September 30, 1986
                      Chicago, as agent, establishing the terms of a $40
                      million unsecured credit facility.
        10-86         Labor  Agreement  dated as of May 1, 1989  between  Annual
                      Report on Form 10-K 10.86 the Company  (Northern,  Western
                      and Southern  for the year ended  December  Division)  and
                      Local 1837 of the  International  31, 1989  Brotherhood of
                      Electrical Workers.
       10-86.1        Agreement dated as of November 25, 1991 extending    Annual Report on Form 10-K      10.86.1
                      Labor Contract.                                      for year ended December 31,
                                                                           1991
        10-89         1987 Executive Incentive Plan, as amended January    Annual Report on Form 10-K       10.89
                      20, 1993.*                                           for year ended December 31,
                                                                           1992
        10-90         Deferred Compensation Plan for Non-Employee          Annual Report on Form 10-K       10.90
                      Directors, as amended and restated effective         for year ended December 31,
                      February 1, 1992.*                                   1992
        10-91         Retirement Plan for Outside  Directors,  as amended Annual
                      Report on Form 10-K 10.91 and restated effective April 24,
                      1991.* for year ended December 31,
                                                                           1992
        10-93         Central Maine Power Company Long-Term Incentive      Annual Report on Form 10-K       10.93
                      Plan.*                                               for year ended December 31,
                                                                           1993.
       10-93.1        Transfer of 10-93 to CMP Group                       333-49643                          -
       10-94.1        Central Maine Power Company Supplemental Executive   Annual Report on Form 10-K      10-94.1
                      Retirement  Plan,  as Amended and Restated  Effective  for
                      year ended  December 31,  January 1, 1993,  and as further
                      Amended Effective 1995 January 1, 1996.*
        10-95         Competitive Advance and Revolving Credit Facility    Annual Report on Form 10-K       10.95
                      between the Company and Chemical Bank dated as of    for year ended December 31,
                      November 7, 1994.                                    1994
        10-98         Credit Agreement dated as of October 23, 1996,       Annual Report on Form 10-K       10-98
                      between the Company and certain banks.               for year ended December 31,
                                                                           1996
       10-98.1        Amendment of 10-98 dated as of December 15, 1998     Filed herewith
       10-98.2        Credit Agreement dated as of December 15, 1998,      Filed herewith
                      between Central Maine and certain banks
        10-99         Asset Purchase Agreement, dated as of January 6,     333-35235                         99.2
                      1998, by and between the Company, other sellers,
                      and National Energy Holdings, Inc.
       10.100         Employment Agreement between CMP Group and David     Annual Report on Form 10-K       10.100
                      T. Flanagan dated December 31, 1997                  for year ended December 31,
                                                                           1997
       10.101         Employment Agreement between CMP Group and Arthur    Annual Report on Form 10-K       10.101
                      W. Adelberg dated January 1, 1998                    for year ended December 31,
                                                                           1997
       10.102         Employment Agreement between CMP Group and David     Annual Report on Form 10-K       10.102
                      E. Marsh dated January 1, 1998                       for year ended December 31,
                                                                           1997
       10.103         Employment Agreement between CMP Group and Gerald    Annual Report on Form 10-K       10.103
                      C. Poulin dated January 1, 1998                      for year ended December 31,
                                                                           1997
       10.104         Employment Agreement between the Company and Sara    Annual Report on Form 10-K       10.104
                      J. Burns dated June 30, 1997                         for year ended December 31,
                                                                           1997
       10-105         Employment Agreement between CMP Group and F.        Filed herewith                     -
                      Michael McClain dated August 26, 1998
       10-106         Employment Agreement between Central Maine and       Filed herewith                     -
                      Michael R. Cutter dated June 30, 1997
       10-107         Employment Agreement between Central Maine and       Filed herewith                     -
                      Curtis I. Call dated June 30, 1997
       10-108         Employment Agreement between CMP Group and Anne M.   Filed herewith                     -
                      Pare dated June 30, 1997
 *Management  contract or compensatory plan or arrangement  required to be filed in response to Item 14(c) of Form 10-K.
     EXHIBIT 11:      STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      Not Applicable.
     EXHIBIT 12:      STATEMENTS RE COMPUTATION OF RATIOS
                      Not Applicable.
     EXHIBIT 13:      ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR
                      QUARTERLY REPORT TO SECURITY HOLDERS
                      Not Applicable.
     EXHIBIT 16:      LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

                      Not Applicable.
     EXHIBIT 18:      LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                      Not Applicable.
     EXHIBIT 21:       SUBSIDIARIES OF THE REGISTRANTS                     Filed herewith
     EXHIBIT 22:      PUBLISHED REPORT CONCERNING MATTERS SUBMITTED TO
                      VOTE OF SECURITY HOLDERS
                      Not Applicable.
     EXHIBIT 23:      CONSENTS OF EXPERTS AND COUNSEL
        23-1          Consent of PricewaterhouseCoopers LLP to the         Filed herewith
                      incorporation by reference of their reports
                      included or incorporated by reference herein in
                      the Company's Registration Statements (File Number
                      33-36679, 33-39826, 33-44754, 33-51611, 33-56939
                      and 333-35235) and CMP Group's Registration
                      Statements (File Number 333-49677, 333-49643, and
                      33-39826).
     EXHIBIT 24:      POWER OF ATTORNEY

                      Not Applicable.
     EXHIBIT 27:      FINANCIAL DATA SCHEDULE                              Filed herewith
     EXHIBIT 28:      INFORMATION FROM REPORTS FURNISHED TO STATE
                      INSURANCE REGULATORY AUTHORITIES

                      Not Applicable.
     EXHIBIT 99:      ADDITIONAL EXHIBITS
                      To be filed under cover of a Form 10-K/A amendment of this Form 10-K within 180 days after December 31, 1998, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934:
     99-1 and -2 Information, financial statements and exhibits required by Form 11-K with respect to certain employee savings plans maintained by the Company.


                                                 Central Maine Power Company
                                                      Form 10-K - 1998
                                                         Schedule II
                                                         Page 1 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1998
                             (Dollars in Thousands)


                                                                    Additions
                                                             Charged        Charged to
                                           Balance           to costs          other                            Balance
                                         at Beginning          and           accounts-        Deductions         at end
Description                               of Period          Expenses        describe         -describe        of period

Reserves deducted from assets to which they apply:


  Uncollectible accounts                      $ 2,400           $5,644      $   -              $4,908(A)         $ 3,136

Reserves not applied against assets:

  Casualty and insurance                      $ 1,500         $ 1,379              $          $   516(C)         $ 2,363
  Workers' compensation                         8,494           1,485            294(B)         1,779(C)           8,494
  Hazardous material
   clean-up                                     2,108            (368)                           (188)(D)          1,928
     Total                                    $12,102          $2,496           $294           $2,107            $12,785

Notes:

(A) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
(B)  Amounts transferred to capital and billable accounts.
(C) Principally payments for various injuries and damages and expenses in connection therewith. (D) Amounts charged to regulatory asset account.



                                                  Central Maine Power Company
                                                       Form 10-K - 1998
                                                          Schedule II
                                                          Page 2 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1997
                             (Dollars in Thousands)


                                                                    Additions
                                                             Charged        Charged to
                                           Balance           to costs          other                            Balance
                                         at Beginning          and           accounts-        Deductions         at end
Description                               of Period          Expenses        describe         -describe        of period

Reserves deducted from assets to which they apply:


  Uncollectible accounts                      $ 4,177           $5,514      $   -              $7,291(A)         $ 2,400

Reserves not applied against assets:

  Casualty and insurance                      $ 1,275         $ 1,862              $          $ 1,637(C)         $ 1,500
  Workers' compensation                         7,994           1,692            423(B)         1,615(C)           8,494
  Hazardous material
   clean-up                                     3,639           1,069                           2,600(D)           2,108
     Total                                    $12,908          $4,623           $423           $5,852            $12,102

Notes:

(A) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
(B)  Amounts transferred to capital and billable accounts.
(C) Principally payments for various injuries and damages and expenses in connection therewith. (D) Amounts charged to regulatory asset account.



                                               Central Maine Power Company
                                                    Form 10-K - 1998
                                                       Schedule II
                                                       Page 3 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1996
                             (Dollars in Thousands)

                                                                    Additions
                                                             Charged        Charged to
                                           Balance           to costs          other                            Balance
                                         at Beginning          and           accounts-        Deductions         at end
Description                               of Period          Expenses        describe         -describe        of period

Reserves deducted from assets to which they apply:


  Uncollectible accounts                      $ 3,313          $7,396       $   -              $6,532(A)         $ 4,177

Reserves not applied against assets:

  Casualty and insurance                      $ 1,275        $    798              $          $   798(C)         $ 1,275
  Workers' compensation                         6,400           2,820            270(B)         1,496(C)           7,994
  Hazardous material
   clean-up                                     3,540             895                             796(D)           3,639
     Total                                    $11,215          $4,513           $270           $3,090            $12,908

Notes:

(A) Amounts charged off as uncollectible after deducting customers' deposits and recoveries of accounts previously charged off.
(B)  Amounts charged to capital accounts.
(C) Principally payments for various injuries and damages and expenses in connection therewith. (D) Amounts charged to regulatory asset account.