Form 10-Q
period 1999-03-31
CMP GROUP INC
filed 1999-05-17
CIK 1059259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
---

                  For the quarterly period ended March 31, 1999

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

         CMP Group, Inc.:                   Yes   X    No
         Central Maine Power Company:       Yes   X    No

This combined Form 10-Q is separately filed by CMP Group, Inc., and Central Maine Power Company. Information contained herein relating to either individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant.

As of May 12, 1999, the number of shares of Common Stock outstanding for each registrant was as follows:

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

Part I.  Financial Information

Item 1 - Consolidated Financial Statements

CMP Group, Inc.
   Consolidated Statement of Earnings for the Three Months
   Ended March 31, 1999 and 1998                                            5

   Consolidated Balance Sheet - March 31, 1999 and December 31, 1998:
     Assets                                                                 6
     Stockholders' Equity and Liabilities                                   7

   Consolidated Statement of Cash Flows for the Three Months
   Ended March 31, 1999 and 1998                                            8

Central Maine Power Company
   Consolidated Statement of Earnings for the Three Months
   Ended March 31, 1999 and 1998                                            9

   Consolidated Balance Sheet - March 31, 1999 and December 31, 1998:
     Assets                                                                10
     Stockholders' Equity and Liabilities                                  11

   Consolidated Statement of Cash Flows for the Three Months
   Ended March 31, 1999 and 1998                                           12

Notes to Consolidated Financial Statements                                 13

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        25

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        39

Part II.  Other Information                                                40

Signatures                                                                 42





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

Union Water                    The Union Water Power Company, a wholly owned
                               subsidiary of CMP Group.

Vermont Yankee                 Vermont Yankee Nuclear Power Corporation.

Waste Act                      Federal Low-level Radioactive Waste Policy
                               Amendments Act.

Yankee Atomic                  Yankee Atomic Electric Company








                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

In the opinion of CMP Group, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1999, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended March 31, 1999 and 1998. CMP Group is the parent holding company of Central Maine, Union Water, MaineCom, CNEX and New England Gas Development. Central Maine constitutes substantially all of CMP Group's assets, revenues and expenses. All nonutility operating transactions are included in other revenues and operating expenses in CMP Group's Consolidated Statement of Income.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)
                                                                    For the Three Months
                                                                        Ended March 31,
                                                                      1999          1998
Revenues
     Electric operating revenues                                   $270,694       $248,745
     Other non-utility revenues                                       5,939            697
                                                                    -------        -------
        Total Revenues                                              276,633        249,442
                                                                    -------        -------

Operating Expenses
     Fuel used for company generation                                 8,947          4,072
     Purchased power
        Energy                                                       94,475        104,295
        Other (capacity)                                             22,774         24,376
     Other operation                                                 53,204         45,774
     Maintenance                                                      8,274         10,115
     Depreciation and amortization                                   14,672         13,822
     Taxes other than income taxes                                    7,405          7,054
                                                                    -------        -------
        Total Operating Expenses                                    209,751        209,508
                                                                    -------        -------

Operating Income                                                     66,882         39,934
                                                                     ------         ------

Other Income (Expense)
     Equity in earnings of associated companies                      (2,979)         1,591
     Allowance for equity funds used during construction                192            174
     Other, net                                                       1,235            636
     Minority interest in consolidated net income                     (625)           (48)
     Gain on sale of investments and properties                       7,011            (1)
                                                                    -------        -------
        Total Other Income (Expense)                                  4,834          2,352
                                                                    -------        -------

Interest Charges
     Long-term debt                                                  10,553         10,850
     Other interest                                                   1,380          1,676
     Allowance for borrowed funds used during construction             (137)          (127)
                                                                     ------         -----
        Total Interest Charges                                       11,796         12,399
                                                                     ------         ------

Income Before Income Taxes and Preferred Dividends                   59,920         29,887
     Income taxes                                                    25,744         11,592
     Dividends on Preferred Stock of Subsidiary                         919          1,897
                                                                    -------        -------
Net Income                                                         $ 33,257       $ 16,398
                                                                    =======        =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                           32,442,552     32,442,752

Earnings Per Share Of Common Stock - Basic                            $1.03          $0.51
Earnings Per Share Of Common Stock - Diluted                          $1.02          $0.51

Dividends Declared Per Share Of Common Stock                         $0.225         $0.225

The accompanying notes are an integral part of these financial statements.





                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                  ASSETS           March 31,     December 31,
                                                        1999            1998
                                                  (Unaudited)
Current Assets
    Cash and cash equivalents                       $    33,122    $    30,540
    Accounts receivable, less allowance for
    uncollectible accounts of
    $2,994 in 1999 and $2,507 in 1998
       Service   - billed                                83,625         81,169
                 - unbilled                              46,649         53,296
       Other accounts receivable                         14,805         13,753
    Inventories, at average cost
       Fuel oil                                           4,894          5,879
       Materials and supplies                            12,853         13,126
    Funds on deposit with trustee                             1              1
    Prepayments and other current assets                  9,774         10,268
                                                     ----------     ----------
          Total Current Assets                          205,723        208,032
                                                     ----------     ----------

Electric Property, at original cost                   1,756,311      1,750,837
    Less: Accumulated depreciation                      704,214        694,410
                                                     ----------     ----------
          Net electric property in service            1,052,097      1,056,427
                                                      ---------      ---------

    Construction work in progress                        20,445         19,538
    Nuclear fuel                                          1,833          1,147
                                                     ----------     ----------
          Total net electric property                 1,074,375      1,077,112

Investments In Associated Companies, at equity           69,013         71,880
                                                    -----------    -----------
    Total Net Electric Property and Investments
    in Associated Companies                           1,143,388      1,148,992

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned
    projects, net                                        77,167         78,539
    Yankee Atomic purchased-power contract                6,643          7,761
    Connecticut Yankee purchased-power contract          28,950         29,913
    Maine Yankee purchased-power contract               268,828        273,895
    Regulatory assets - deferred taxes                  235,451        235,451
    Other deferred charges and other assets             271,789        280,301
                                                     ----------     ----------
          Deferred Charges and Other Assets, Net        888,828        905,860
                                                     ----------     ----------

          Total Assets                               $2,237,939     $2,262,884
                                                      =========      =========

The accompanying notes are an integral part of these financial statements






                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES
                                                    March 31,      December 31,
                                                       1999            1998
                                                  (Unaudited)
Current Liabilities and Interim Financing
    Interim financing                                $  327,253      $  298,356
    Sinking-fund requirements                            19,388          11,455
    Accounts payable                                     76,964          90,960
    Dividends payable                                     8,243           7,304
    Accrued interest                                      4,948           7,524
    Accrued income taxes                                 35,695          19,911
    Miscellaneous current liabilities                    18,964          15,909
                                                     ----------     -----------
       Total Current Liabilities and
       Interim Financing                                491,455         451,419
                                                      ---------      ----------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                   373,756         376,043
    Unamortized investment tax credits                   28,695          29,064
    Yankee Atomic purchased-power contract                6,643           7,761
    Connecticut Yankee purchased-power contract          28,950          29,913
    Maine Yankee purchased-power contract               268,828         273,895
    Regulatory liabilities - deferred taxes              58,376          58,376
    Other reserves and deferred credits                 118,329         116,805
                                                      ---------      ----------
       Total Reserves and Deferred Credits              883,577         891,857
                                                      ---------      ----------

Long-Term Debt
    Mortgage debt                                        73,994         117,683
    Other long-term obligations                         189,816         228,598
                                                      ---------      ----------
       Total Long-Term Obligations                      263,810         346,281
                                                      ---------      ----------

Redeemable Preferred Stock                               18,910          18,910
                                                     ----------     -----------

Stockholders' Equity
    Common-stock                                        162,213         162,213
    Other paid in capital                               285,917         285,835
    Reacquired common stock                              (1,014)           (827)
    Retained earnings                                    97,543          71,668
    Preferred stock                                      35,528          35,528
                                                     ----------     -----------
       Total Stockholders' Equity                       580,187         554,417
                                                      ---------      ----------

       Total Stockholders' Equity and Liabilities    $2,237,939      $2,262,884
                                                      =========       =========

The accompanying notes are an integral part of these financial statements.






                                CMP Group, Inc. and Subsidiaries
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                     (Dollars in thousands)
                                                                          For the Three Months
                                                                             ended March 31,
                                                                               1999
                                                                                     1998
CASH FROM OPERATIONS
    Net income                                                             $33,257       $16,398
    Items not requiring (not providing) cash:
       Depreciation                                                         12,136        11,292
       Amortization                                                          9,179         9,033
       Deferred income taxes and investment tax credits, net                (2,934)       19,028
       Allowance for equity funds used during construction                    (192)         (174)
    Preferred stock dividends of subsidiary                                    919         1,897
    Gain on sale of investments and properties                              (7,060)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   3,139        16,336
       Other current assets                                                    494         1,288
       Inventories                                                           1,258        (4,167)
       Accounts payable                                                     (9,287)        9,526
       Accrued taxes and interest                                           13,208       (12,055)
       Miscellaneous current liabilities                                     3,055         1,102
    Deferred ice storm cost                                                   (533)      (52,557)
    Deferred energy-management costs                                          (201)         (348)
    Other, net                                                               7,017         3,405
                                                                           -------       -------
          Net Cash Provided by Operating Activities                         63,455        20,004
                                                                            ------        ------

INVESTING ACTIVITIES
       Construction expenditures                                           (11,241)       (9,880)
       Investments in and loans to affiliates                                    -          (300)
       Proceeds from sale of investments and properties                      7,563             -
       Changes in accounts payable - investing activities                   (4,709)       (1,732)
                                                                           -------      --------
          Net Cash Used by Investing Activities                             (8,387)      (11,912)
                                                                           -------       -------

FINANCING ACTIVITIES
    Issuances:
       Medium-term notes                                                         -        60,000
    Redemptions:
       Mortgage bonds                                                            -       (61,000)
       Preferred stock                                                                         -
       Revolving Credit Agreement                                          (40,000)      (60,000)
       Other long-term obligations                                               -           (50)
       Short-term obligations, net                                          (5,000)            -
    Funds on deposit with trustee                                                -        61,000
    Purchase of treasury stock                                                (187)            -
    Dividends:
       Common stock                                                         (7,299)       (7,305)
       Preferred stock of subsidiary                                         -            (1,897)
                                                                       ------------       ------

          Net Cash Used by Financing Activities                            (52,486)       (9,252)
                                                                            ------        ------
          Net Increase (Decrease) in Cash                                    2,582        (1,160)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                30,540        20,841
                                                                           -------        ------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $33,122       $19,681

                                                                            ======        ======

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.









                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

In the opinion of Central Maine, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1999, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended March 31, 1999 and 1998. Central Maine's consolidated financial statements include the accounts of Central Maine and its wholly owned and controlled subsidiaries. All nonutility operating transactions are included in other revenues and operating expenses in Central Maine's Consolidated Statement of Income.


                                 Central Maine Power Company and Subsidiaries
                                      Consolidated Statement Of Earnings
                                                 (Unaudited)
                               (Dollars in thousands, except per-share amounts)

                                                                          For the Three Months
                                                                              Ended March 31,
                                                                          1999             1998
Revenues
     Electric operating revenues                                          $270,570        $248,745
     Other non-utility revenues                                                479             697
                                                                           -------         -------
        Total Revenues                                                     271,049         249,442
                                                                           -------         -------

Operating Expenses
     Fuel used for company generation                                        8,947           4,072
     Purchased power
        Energy                                                              94,475         104,295
        Other (capacity)                                                    22,774          24,376
     Other operation                                                        47,849          45,774
     Maintenance                                                             8,061          10,115
     Depreciation and amortization                                          14,449          13,822
     Taxes other than income taxes                                           7,361           7,054
                                                                           -------         -------
        Total Operating Expenses                                           203,916         209,508
                                                                           -------         -------

Operating Income                                                            67,133          39,934
                                                                          --------          ------

Other Income (Expense)
     Equity in earnings of associated companies                                971           1,591
     Allowance for equity funds used during construction                       192             174
     Other, net                                                                574             636
     Minority interest in consolidated net income                             (625)           (48)
     Gain on sale of investments and properties                              7,010             (1)
                                                                          --------           -----
        Total Other Income (Expense)                                         8,122           2,352
                                                                          --------           -----

Interest Charges
     Long-term debt                                                         10,504          10,850
     Other interest                                                          1,373           1,676
     Allowance for borrowed funds used during construction                    (137)          (127)
                                                                         ----------         -----
        Total Interest Charges                                              11,740          12,399
                                                                           -------          ------

Income Before Income Taxes                                                  63,515          29,887
     Income taxes                                                           25,868          11,592
                                                                           -------          ------
Net Income                                                                  37,647          18,295
     Dividends on Preferred Stock                                              919           1,897
                                                                         ---------           -----
Earnings Applicable to Common  Stock                                      $ 36,728        $ 16,398
                                                                           =======         =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                  31,211,471      32,442,752

Earnings Per Share Of Common Stock - Basic and Diluted                       $1.18           $0.51

Dividends Declared Per Share Of Common Stock                                $0.225          $0.225

The accompanying notes are an integral part of these financial statements.





                                 Central Maine Power Company and Subsidiaries
                                          Consolidated Balance Sheet
                                            (Dollars in thousands)

                                  ASSETS          March 31,        December 31,
                                                    1999               1998
                                                 (Unaudited)
Current Assets
    Cash and cash equivalents                   $    25,692       $    22,628
    Accounts receivable, less allowance for
    uncollectible accounts of
    $2,994 in 1998 and $2,507 in 1997
       Service   - billed                            83,565            81,082
                 - unbilled                          46,579            53,110
       Other accounts receivable                     11,877            12,698
    Inventories, at average cost
       Fuel oil                                       4,894             5,879
       Materials and supplies                        12,295            12,755
    Funds on deposit with trustee                         1                 1
    Prepayments and other current assets              9,614            10,161
                                                 ----------       -----------
          Total Current Assets                      194,517           198,314
                                                 ----------        ----------

Electric Property, at original cost               1,756,282         1,750,777
    Less: Accumulated depreciation                  704,194           694,463
                                                 ----------        ----------
          Net electric property in service        1,052,088         1,056,314
                                                  ---------         ---------

    Construction work in progress                    19,654            19,483
    Nuclear fuel                                      1,833             1,147
                                                 ----------      ------------
          Total net electric property             1,073,575         1,076,944

Investments In Associated Companies, at equity       48,174            48,406
                                                 ----------       -----------
    Total Net Electric Property and Investments
    in Associated Companies                       1,121,749         1,125,350

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned
     projects, net                                   77,167            78,539
    Yankee Atomic purchased-power contract            6,643             7,761
    Connecticut Yankee purchased-power contract      28,950            29,913
    Maine Yankee purchased-power contract           268,828           273,895
    Regulatory assets - deferred taxes              235,451           235,451
    Other deferred charges and other assets         265,645           274,257
                                                 ----------        ----------
          Deferred Charges and Other Assets, Net    882,684           899,816
                                                 ----------        ----------

          Total Assets                           $2,198,950        $2,223,480
                                                  =========         =========

The accompanying notes are an integral part of these financial statements.





                                 Central Maine Power Company and Subsidiaries
                                          Consolidated Balance Sheet
                                            (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES
                                                          March 31,         December 31,
                                                             1999              1998
                                                         (Unaudited)
Current Liabilities and Interim Financing
    Interim financing                                      $  327,100         $  298,183
    Sinking-fund requirements                                  19,388             11,455
    Accounts payable                                           77,614             93,012
    Dividends payable                                             943                  5
    Accrued interest                                            4,922              7,491
    Income taxes payable to parent company                     35,572             20,822
    Miscellaneous current liabilities                          18,150             15,455
                                                          -----------        -----------
       Total Current Liabilities and Interim Financing        483,689            446,423
                                                           ----------         ----------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                         369,879            372,243
    Unamortized investment tax credits                         28,695             29,064
    Yankee Atomic purchased-power contract                      6,643              7,761
    Connecticut Yankee purchased-power contract                28,950             29,913
    Maine Yankee purchased-power contract                     268,828            273,895
    Regulatory liabilities - deferred taxes                    58,376             58,376
    Other reserves and deferred credits                       112,339            111,506
                                                           ----------         ----------
       Total Reserves and Deferred Credits                    873,710            882,758
                                                           ----------         ----------

Long-Term Debt
    Mortgage debt                                              73,994            117,683
    Other long-term obligations                               187,388            226,151
                                                           ----------         ----------
       Total Long-Term Obligations                            261,382            343,834
                                                           ----------         ----------

Redeemable Preferred Stock                                     18,910             18,910
                                                          -----------        -----------

Stockholders' Equity
    Common-stock                                              162,213            162,213
    Other paid in capital                                     276,504            276,422
    Reacquired common stock                                   (19,000)           (19,000)
    Retained earnings                                         105,971             76,349
    Preferred stock                                            35,571             35,571
                                                          -----------        -----------
       Total Stockholders' Equity                             561,259            531,555
                                                           ----------         ----------

       Total Stockholders' Equity and Liabilities          $2,198,950         $2,223,480
                                                            =========          =========

The accompanying notes are an integral part of these financial statements.






                          Central Maine Power Company and Subsidiaries
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                     (Dollars in thousands)
                                                                          For the Three Months
                                                                              Ended March 31,
                                                                            1999          1998
CASH FROM OPERATIONS
    Net income                                                           $  37,647     $  18,295
    Items not requiring (not providing) cash:
       Depreciation                                                         11,916        11,292
       Amortization                                                          9,179         9,033
       Deferred income taxes and investment tax credits, net                (2,816)       19,028
       Allowance for equity funds used during construction                    (192)         (174)
    Gain on Sale of Investments and Properties                              (7,060)            -
    Changes in certain assets and liabilities:
       Accounts receivable                                                   4,869        16,336
       Other current assets                                                    547         1,288
       Inventories                                                           1,445        (4,167)
       Accounts payable                                                    (10,689)        9,526
       Accrued taxes and interest                                           12,181       (12,055)
       Miscellaneous current liabilities                                     2,695         1,102
    Deferred Ice storm costs                                                  (533)      (52,557)
    Deferred energy-management costs                                          (201)         (348)
    Other, net                                                               3,755         3,405
                                                                         ---------     ---------
          Net Cash Provided by Operating Activities                         62,743        20,004
                                                                          --------      --------

INVESTING ACTIVITIES
       Construction expenditures                                           (10,505)       (9,880)
       Investments in and loans to affiliates                                    -          (300)
       Proceeds from sale of investments and properties                      7,563             -
       Changes in accounts payable - investing activities                   (4,709)       (1,732)
                                                                         ---------     ---------
          Net Cash Used by Investing Activities                             (7,651)      (11,912)
                                                                         ---------      --------

FINANCING ACTIVITIES
    Issuances:
       Medium-term notes                                                         -        60,000
    Redemptions:
       Mortgage bonds                                                            -       (61,000)
       Revolving Credit Agreement                                          (40,000)      (60,000)
       Other long-term obligations                                               -           (50)
       Short-term obligations                                               (5,000)            -
    Funds on deposit with trustee                                                -        61,000
    Dividends:
       Common stock                                                         (7,028)       (7,305)
       Preferred stock                                                           -        (1,897)
                                                                           -------     ---------
          Net Cash Used by Financing Activities                            (52,028)       (9,252)
                                                                          --------     ---------
          Net Increase (Decrease) in Cash                                    3,064        (1,160)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              22,628        20,841
                                                                          --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  25,692     $  19,681
                                                                          ========      ========

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

The accompanying notes are an integral part of these financial statements




                                  CMP Group and
                           Central Maine Power Company

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   Summary of Significant Accounting Policies

     General Description - CMP Group was organized effective September 1, 1998, at which time all of the shares of common stock of Central Maine were converted into an equal number of shares of common stock of CMP Group. CMP Group owns all of the shares of common stock of Central Maine and the former non-utility subsidiaries of Central Maine (TeleSmart, MaineCom, CNEX and Union Water Power Company) in addition to New England Gas Development Corporation, a subsidiary organized in 1998.

     Central Maine is a public utility primarily engaged in the sale of electric energy at the wholesale and retail levels to residential, commercial, industrial, and other classes of customers in the State of Maine.

     Basis of Presentation - This Quarterly Report on Form 10-Q is a combined report of CMP Group and Central Maine, a regulated electric-utility subsidiary of CMP Group. The Notes to Consolidated Financial Statements apply to both CMP Group and Central Maine. CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. Certain immaterial majority owned subsidiaries, which were previously accounted for on the equity method, were consolidated in September 1998. For all periods prior to September 1, 1998, the historic financial position and results of operations of CMP Group reflect the activity of Central Maine.

     Central Maine's financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. This quarterly report should be read in conjunction with CMP Group's and Central Maine's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     For purposes of the statement of cash flows, CMP Group and Central Maine consider all highly liquid instruments purchased having maturities of three months or less to be cash equivalents.

     Supplemental Cash Flow Disclosure - Cash paid for the three months ended March 31, 1999 and 1998:

                                                             (In Millions)
                                                            1999         1998

     CMP Group
              Interest, net of amounts capitalized        $12.5         $14.7
              Income taxes                                 12.0           1.5

     Central Maine
              Interest, net of amounts capitalized         13.1          14.7
              Income Taxes                                 12.0           1.5


     Stock-Based Compensation - Under CMP Group's Long-Term Incentive Plan, stock options were granted in 1998 and 1999 with an exercise price equal to the fair market value on the date of the grants. One third of the options vest annually, commencing on the first anniversary of the option grant date. Upon vesting stock options are exercisable during periods of active employment or within thirty (30) days after termination of employment, provided termination did not occur due to cause. Performance shares are shares of CMP Group stock granted at the end of a 3-year performance cycle, based on achievement of performance goals directly linked to increasing shareholder value. If the goals are not achieved at the end of the 3-year cycle, the performance shares are forfeited. Performance shares were granted in 1997, 1998 and 1999. All three grants have a three-year cycle and are being accrued accordingly; in the event performance goals for a performance cycle are achieved, common stock is awarded at the end of that performance cycle.

                                          1997         1998         1999
                                          ----         ----         ----

Options granted                         -           241,996      256,214
Performance Shares*                     61,437      66,906       67,654

*Accrue over a 3-year cycle.

     Earnings per Share - Stock options and performance shares granted to date under CMP Group's long-term incentive plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three months ended March 31, 1999.

     Reclassification - Certain amounts from prior years financial statements have been reclassified to conform to the current year presentation.

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

 2.   Commitments and Contingencies

     Permanent Shutdown of Maine Yankee Plant - In August 1997 the board of directors of Maine Yankee voted to permanently cease power operations at the Maine Yankee plant at Wiscasset, Maine (the "Plant") and to decommission the Plant. In November 1997 Maine Yankee submitted to FERC revised rates reflecting the decision to shut down the Plant, including amendments to its Power Contracts. On January 14, 1998, FERC accepted the new rates for filing, subject to refund, and set the new rates, the Power Contract amendments, and issues concerning the prudence of the Plant-shutdown decision for hearing.

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

     Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At March 31, 1999, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $2.9 million, which management has determined to be the most probable amount within the range of $2.9 million to $10.3 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

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

     Proposed Federal Income Tax Adjustments - On September 3, 1997, Central Maine received from the Internal Revenue Service ("IRS") a Revenue Agent's Report summarizing all adjustments proposed by the IRS as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994, and on September 12, 1997, Central Maine received a notice of deficiency relating to the proposed disallowances. There are two significant disallowances among those proposed by the IRS. The first is a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which were charged to income in 1994 in connection with the adoption of the Alternative Rate Plan ("ARP") effective January 1, 1995. The second major adjustment would disallow Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture purchased-power contract by Central Maine in 1994. The aggregate tax impact, including both federal and state taxes, of the unresolved issues amounts to approximately $39.0 million, over 90 percent of which is associated with the two major disallowances. The two major disallowances relate largely to the timing of the deductions and would not affect income except for the cumulative interest impact which, through March 31, 1999, amounted to $20.1 million, or a decrease in net income of $11.9 million, and which could increase interest expense by approximately $500,000 per month until either the tax deficiency is paid or the issues are resolved in favor of Central Maine, in which case no interest would be due. If the IRS were to prevail, Central Maine believes the deductions would be amortized over periods of up to twenty, post-1994, tax years. Central Maine believes its tax treatment of the unresolved issues was proper and as a result the potential interest has not been accrued. On December 10, 1997, Central Maine filed a petition in the United States Tax Court contesting the entire amount of the deficiencies and sought review of the asserted deficiencies by an IRS Appeals Officer to determine whether all or part of the dispute could be resolved in advance of a court determination. As of March 31, 1999, four of the seven issues in dispute had been resolved, but not the two major disallowances. Central Maine will continue to work toward resolving the remaining issues, but a trial may be necessary for one or more of those issues. Absent such a resolution, Central Maine plans to pursue vigorously the Tax Court litigation, but cannot predict the result.

     Joint Venture - CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to distribute natural gas to many Maine communities that are not now served with that fuel. On July 24, 1998, the MPUC authorized the provision of such service by the joint venture. CMP Group's level of investment is dependent on the overall economic feasibility of natural gas as a competitive energy option in Maine, a sufficient expression of customer interest in gas service from CMP Natural Gas, and the prospects for achieving an acceptable return on investment. Subsidiaries of CMP Group and Energy East own approximately 40 percent and 60 percent, respectively, of CMP Natural Gas, which is positioning itself to offer gas in a number of communities in Maine that are not now served with gas.

 3.   Regulatory Matters and Electric-Utility Industry Restructuring

     Alternative Rate Plan - On March 15, 1999, Central Maine submitted its 1999 ARP compliance filing to the MPUC. In the filing the Company recommended that rates remain unchanged for the period July 1, 1999 to February 29, 2000. The design and levels of Central Maine's rates as a transmission and distribution company, effective March 1, 2000, will be determined in Phase II of the MPUC proceeding discussed below in this note under "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design."

     Stranded Costs - The enactment by Congress of the Energy Policy Act of 1992 accelerated planning by electric utilities, including Central Maine, for a transition to a more competitive industry. In Maine, legislation that will restructure the electric-utility industry on March 1, 2000, was enacted by the Maine Legislature in May 1997, and is discussed in detail below. Such a departure from traditional regulation, however, could have a substantial impact on the value of utility assets and on the ability of electric utilities to recover their costs through rates. In the absence of full recovery, utilities would find their above-market costs to be "stranded", or unrecoverable, in the new competitive setting.

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

     The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require the Company to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. As discussed below under "Sale of Generation Assets," Central Maine contracted to sell its non-nuclear generating assets and, after a favorable court decision, completed the sale on April 7, 1999. The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions.

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

     MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. - The MPUC has completed the first phase of the proceeding contemplated by Maine's restructuring legislation that will ultimately determine the recovery of Central Maine's stranded costs, its revenue requirements, and the design of its rates to be effective when Central Maine becomes a transmission-and-distribution utility at the time retail access to generation begins in Maine on March 1, 2000. On December 23, 1998, the MPUC Hearing Examiners in the proceeding issued their report, in the form of a recommended decision. Central Maine disagreed with a number of the individual recommendations in the stranded-costs and revenue-requirements areas and filed exceptions to those recommendations. The MPUC deliberated the recommendations on February 10 and 11, 1999, indicated disagreement with some of the recommendations, and issued its written order on March 19, 1999.

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

     The Phase I order resulted from an extended proceeding with many points of view represented and covers a wide variety of rate-related subjects. Definitive findings by the MPUC in a number of the subject areas await the second phase of the proceeding, which must be completed before March 1, 2000. CMP Group and Central Maine cannot predict the definitive amount of stranded costs the MPUC will determine that Central Maine will be entitled to recover pursuant to the mandate of the restructuring statute, or the revenue requirements and rate design that will result from Phase II of the MPUC proceeding. Central Maine is preparing its Phase II filing, which it expects to file with the MPUC in June or July of 1999.

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

     On November 24, 1998, the FERC approved the sale of the Central Maine generating assets to FPL Energy, after making the required finding that the sale was consistent with the public interest, and accepted certain implementing agreements for filing. The FERC granted its approval of the transfer of hydroelectric and water storage licenses on December 28, 1998, and its approval of exempt-wholesale-generator status for the generating facilities on February 24, 1999.

     On March 11, 1999, the hearing on FPL Energy's request for a declaratory judgment was held in the United States District Court for the Southern District of New York. On the same day the presiding judge ruled that FPL Energy was not entitled to the declaratory judgment and entered judgment for Central Maine and its affiliated defendants on all counts of the complaint. Thereafter on that day FPL Energy announced that it would not appeal the decision, but would proceed to a closing of the sale. The sale was completed on April 7, 1999. The pretax gain of approximately $500 to $600 million from the divested generation assets will initially be recorded as a regulatory liability. In Phase II of the above described "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," the MPUC will determine the amount of the regulatory liability that will be used to reduce stranded costs and the utilization and timing of recognition of any remaining regulatory liability.

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

     On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with
     Central Maine's efforts to restore service in response to the damage resulting from the storm. The order required Central Maine, as part of its annual filing under the ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the 1998 ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was finalized Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, Central Maine has deferred $52.9 million in storm related costs as of March 31, 1999, including $2.2 million of carrying costs. In October 1998, the MPUC staff issued its draft report of its summary investigation of the Maine utilities' response to the January ice storm. This report found no basis for formal adjudicatory investigation into the response and supports the utilities' actions. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 10, 1999, HUD published a notice in the Federal Register inviting parties to re-apply for storm-damage cost reimbursement. On March 23, 1999, HUD announced that Maine would receive an additional $2.15 million, and later announced that another $17 million would be available for Maine. At the same time, however, the Congress is considering a proposal to shift the responsibility for allocating the disaster-relief funds from which Maine's $17 million would be taken from HUD to the Federal Emergency Management Agency. Consequently, Central Maine cannot now determine whether those funds will be allocated to Maine and, if so, what portion Central Maine would receive. The MPUC has stated its belief that Central Maine's prudently incurred ice-storm costs should be recovered through rates commencing March 1, 2000, but has deferred action pending the determination of the amount of any federal reimbursement. Therefore, Central Maine cannot predict what portion of its ice storm-related costs it will ultimately recover through federal assistance, if any, or from its customers, or when any such recovery will take place.

     Meeting the Requirements of SFAS No. 71 - During the first quarter of 1999 Central Maine continued to meet the requirements of SFAS No. 71. The standard provides specialized accounting for regulated enterprises, which requires recognition of "regulatory" assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing.

     The previously described ARP provides incentive-based rates intended to recover the cost of service plus a rate of return on Central Maine's investment together with a sharing of the costs or earnings between ratepayers and the shareholders should the earnings be less than or exceed a target rate of return. Central Maine has received recognition from the MPUC that the rates implemented as a result of the ARP continue to provide specific recovery of costs deferred in prior periods.

     The 1997 legislation enacted in Maine providing for industry restructuring specifically addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," Central Maine will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable, since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission-and-distribution company. As a result of the legislation discussed above, Phase I of the "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," and the generation asset sale which was an integral part of the Phase I order, Central Maine anticipates that it will discontinue the application of SFAS No. 71 for the generation portion of its business in the second quarter of 1999. Central Maine does not anticipate that any regulatory assets will be written-off since the 1997 legislation and the Phase I Order continue to provide for the recovery of stranded costs in the rates of the transmission and distribution company. Central Maine further anticipates, based on current generally accepted accounting principles, that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of SFAS No. 71 to be discontinued, which could result in a non-cash write-off of previously established regulatory assets.

 4.   Income Taxes

     The CMP Group effective tax rate is higher than the statutory rate and the prior year's effective tax rate primarily due to losses associated with a CMP Group equity investment in a subsidiary.

 5.   Transactions with Affiliated Companies

     Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's cost. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $1.5 million for the quarter ended March 31, 1999.

     CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocation in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $2.0 million for the quarter ended March 31, 1999.

     In addition, a subsidiary of CMP Group provides certain real estate and river management services charged to Central Maine at cost and environmental, engineering, utility locator and construction services based on a contracted rate. These expenses amounted to $1.8 million for the quarter ended March 31, 1999.

     Central Maine provides services to CMP Group and its subsidiaries as well as non-affiliated parties. As of March 31, 1999, Central Maine's accounts receivable and accounts payable included the following:
                                               (Dollars in thousands)

                                         Accounts                  Accounts
                                        Receivable                  Payable

           CMP Group                     $  156                      $1,479
           CMPI                             120                          76
           MaineCom                          82                           3
           Telesmart                         70                          67
           Union Water                    1,070                       1,158
                                          -----                       -----
                                         $1,498                      $2,783
                                          =====                       =====





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







Operating Results

                                  CMP
                                 Group               Central Maine
                                            (dollars in millions)
Net income Three months ended:
     March 31, 1999               $33.3    $1.03/share    $37.6
     March 31, 1998                16.4    $0.51/share     18.3
                                   ----                    ----
     Increase                     $16.9                   $19.3

Earnings applicable to common stock Three months ended:
     March 31, 1999                N/A                     $36.7     $1.18/share
     March 31, 1998                N/A                      16.4     $0.51/share

The 1999 results have benefited significantly from increased sales and favorable operating cost trends. Colder weather and the absence of an ice storm, which decreased sales in 1998, contributed to the 2.2 percent gain in kilowatt-hour sales over the first quarter of 1998. In addition, the sale of transmission line right-of-way access to a gas pipeline project, and a settlement payment involving regional transmission tariffs realized a total of $6 million after taxes.

Service Area Kwh Sales - Central Maine's service area sales of electricity totaled approximately 2.32 billion kilowatt-hours in the first quarter of 1999, up 2.2 percent from the 2.27 billion kilowatt-hour level of a year ago, as follows:

                Service Area Kilowatt-hour Sales (Millions of KWHs)
                               Period Ended March 31,

                                         Three
                                        Months
                                  1999             1998             % Change

  Residential                      792.7             743.2            6.7%
  Commercial                       648.0             621.0            4.3
  Industrial                       833.3             846.0           (1.5)
  Other                             47.4              60.6          (25.3)
                               ---------         ---------
                                 2,321.4           2,270.8            2.2%
                                 =======           =======

The changes in service area kilowatt-hour sales reflect the following:

     Kilowatt-hour sales to residential customers increased by 6.7 percent in the first quarter of 1999 compared to 1998. The bulk of the growth is due to the absence of an ice-storm in 1999 of the kind that caused widespread customer outages in January 1998. Another contributor was the colder weather conditions in 1999, increasing heating requirements, as well as an increase in new residential customers.

     Commercial kilowatt-hour sales increased by 4.3 percent in the first quarter of 1999 compared to 1998. The increased sales in the retail and service sectors were due primarily to the absence of widespread storm-caused outages in 1999 and colder weather in 1999 than in 1998.

     Industrial kilowatt-hour sales decreased by 1.5 percent in the first quarter of 1999 compared to 1998. Decreased sales to the paper industry (26.3 million kwh) more than offset the positive sales growth (13.5 million kwh) experienced in the "other industrial" sector. The primary factors contributing to the 5.4 percent drop in sales to the paper industry were 1) the shutdown of two of the four paper machines at one of the mills in November of 1998 to balance production with demand; and 2) the closure of another mill in 1998, which continues to impact 1999 results, with sales to the mill down 4.5 million kwh compared to the first quarter of 1998. The pulp-and-paper sector of the industrial class accounts for approximately 55 percent of the industrial sales category.

Operating Expenses

Central Maine's fuel used for company generation increased by approximately $4.9 million in the first quarter of 1999 compared to 1998 due to higher demand for company generation.

Central Maine's purchased power-energy expense decreased by $10 million in the first quarter, compared to 1998. The decrease is due primarily to the buyout, restructuring and expiration of contracts with non-utility generators during 1998, resulting in lower costs in the first quarter of 1999.

Central Maine's purchased power-capacity expense decreased $1.6 million in the first quarter compared to 1998. The decrease is due primarily to the permanent shutdown of the Maine Yankee plant in August 1997 and the resulting decline in operating costs. This was offset by increased capacity costs associated with the restructuring of a NUG contract.

CMP Group maintenance expense decreased $1.8 million for the three months ended March 31, 1999 compared to 1998. This decrease was due primarily to the temporary increase in costs in 1998 caused by Central Maine's operations personnel working in a maintenance capacity and to subsequent cleanup efforts that resulted from the 1998 ice storm.

CMP Group other operations expense increased by $7.4 million in the first quarter of 1999 as compared to 1998. The primary reasons for this increase are
1) the consolidation of its subsidiaries, including approximately $5 million for Union Water, and 2) in the first quarter of 1998 Central Maine's operations personnel worked temporarily in a maintenance capacity during the 1998 ice storm.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $14.2 million for the first quarter ended March 31, 1999 compared to 1998, as a result of higher pre-tax earnings for the three months ended March 31, 1999.






Other Income and Expense

Equity in Earnings of Associated Companies for CMP Group decreased by $4.6 million in the first quarter of 1999 compared to 1998.This decrease is due primarily to losses associated with NEON, which is an equity investment of MaineCom, a CMP Group subsidiary.

The gain on sale of investments and properties is due primarily to the sale of transmission line right-of-way access to a gas-pipeline project.

Other Interest Expense decreased by $0.3 million during the first three months of 1999 as compared to 1998. The decrease was due primarily to lower levels of borrowing under Central Maine's revolving credit facilities.

For the quarter ended March 31, 1999, Central Maine reduced preferred-stock dividends by $155 thousand as a result of the earlier redemption of its 8 7/8% Series Preferred Stock at par, under the mandatory and optional sinking-fund provisions of that series. A reduction of $591 thousand related to the earlier redemption of Central Maine's 7 7/8 Series Preferred Stock. The remaining difference relates to an earlier repurchase of 7.99% Series Preferred Stock, resulting in a total reduction of $978 thousand as compared to the first quarter of 1998.

Liquidity and Capital Resources

Increases in Central Maine's retail rates are limited by Central Maine's ARP. For a discussion of the ARP, see Note 3, "Regulatory Matters," "Alternative Rate Plan" of CMP Group and Central Maine's Form 10-K for the year ended December 31, 1998.

Approximately $51.4 million of cash was provided during the three months ended March 31, 1999, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $18.2 million of cash was used for fluctuations in certain assets and liabilities and from other operating activities.

Proceeds of approximately $7.6 million were provided from the sale of easements and approximately $3.7 million from a settlement payment involving regional transmission tariffs.

Investing activities, along with construction expenditures, utilized $8.4 million in cash during the first three months of 1999 for generation, transmission, distribution, and general construction expenditures. In order to accommodate existing and future loads on its electric system Central Maine is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecast and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, the timing of its divestiture of its generating assets, customer growth and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During the three months ended March 31, 1999, CMP Group paid dividends on common stock of $7.3 million.

At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented. This expansion of the medium-term note program was implemented to increase Central Maine's financing flexibility in anticipation of restructuring and increased competition. On March 31, 1999, Central Maine had $337 million of its medium-term notes outstanding of which $10 million are short-term. On April 30, 1999, Central Maine called $180 million of the medium-term notes for redemption on June 1, 1999.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million by agreement of the parties, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Both credit facilities require annual fees on the total credit lines. The fees are based on Central Maine's credit ratings and allow for various borrowing options including LIBOR-priced, base-rate-priced and competitive-bid-priced loans. Access to commercial paper markets has been substantially precluded based upon Central Maine's past credit ratings. The amount of outstanding short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. Central Maine had $10 million in outstanding notes as of March 31, 1999 under the credit facilities.

On August 5, 1998, the MPUC approved Central Maine's application to purchase up to 11 million shares of its outstanding common stock over a three-year period, with a limitation of three million shares that could be repurchased prior to the closing of the sale of Central Maine's generating assets. The amount of any stock purchases and their timing by Central Maine or CMP Group will depend on the need for equity in the respective Company's capital structure, investment opportunities and other considerations. Neither Central Maine nor CMP Group has adopted a formal stock-purchase plan.

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

CMP Group estimates it will incur approximately $4.1 million of costs associated with making the necessary modifications identified to date to both the centralized and non-centralized systems. As of March 31, 1999, approximately $3.6 million of such costs has been incurred. Some of these costs are associated with the generation facilities sold to FPL Energy on April 7, 1999. Central Maine is in the process of competing the Year 2000 readiness work on those facilities.

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

On January 15, 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm. The order required Central Maine, as part of its annual filing under the ARP, to file information on the amounts deferred under the order and to submit a proposal as to how the costs associated with the order should be recovered under the ARP. In the 1998 ARP filing Central Maine stated that once the final cost of the storm was determined and the status of federal assistance was finalized Central Maine would propose a plan for recovery of its costs. Based on the MPUC order, Central Maine has deferred $52.9 million in storm related costs as of March 31, 1999, including $2.2 million of carrying costs. In October 1998, the MPUC staff issued its draft report of its summary investigation of the Maine utilities' response to the January ice storm. This report found no basis for formal adjudicatory investigation into the response and supports the utilities' actions. On May 1, 1998, President Clinton signed a Congressional appropriation bill that included $130 million for Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds, $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. On March 10, 1999, HUD published a notice in the Federal Register inviting parties to re-apply for storm-damage cost reimbursement. On March 23, 1999, HUD announced that Maine would receive an additional $2.15 million, and later announced that another $17 million would be available for Maine. At the same time, however, the Congress is considering a proposal to shift the responsibility for allocating the disaster-relief funds from which Maine's $17 million would be taken from HUD to the Federal Emergency Management Agency. Consequently, Central Maine cannot now determine whether those funds will be allocated to Maine and, if so, what portion Central Maine would receive. The MPUC has stated its belief that Central Maine's prudently incurred ice-storm costs should be recovered through rates commencing March 1, 2000, but has deferred action pending the determina-tion of the amount of any federal reimbursement. Therefore, Central Maine cannot predict what portion of its ice storm-related costs it will ultimately recover through federal assistance, if any, or from its customers, or when any such recovery will take place.


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

Regulatory Matters and Electric-Utility Industry Restructuring

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

The principal restructuring provisions of the legislation provide for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies continuing to be regulated by the MPUC. By that date, subject to possible extensions of time granted by the MPUC to improve the sale value of generation assets, investor-owned utilities are required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. However, the MPUC can require Central Maine to divest its interest in Maine Yankee Atomic Power Company on or after January 1, 2009. As discussed below under "Sale of Generation Assets," Central Maine contracted to sell its non-nuclear generating assets and, after a favorable court decision, completed the sale on April 7, 1999. The legislation also requires investor-owned utilities, after February 29, 2000, to sell their rights to the capacity and energy from all generation assets, including the purchased-power contracts that had not previously been divested pursuant to the legislation, with certain immaterial exceptions.

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

For a summary of other provisions of the 1997 legislation, see the Annual Report on Form 10-K of CMP Group and Central Maine for the twelve months ended December 31, 1998.

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

On November 24, 1998, the FERC approved the sale of the Central Maine generating assets to FPL Energy, after making the required finding that the sale was consistent with the public interest, and accepted certain implementing agreements for filing. The FERC granted its approval of the transfer of hydroelectric and water storage licenses on December 28, 1998, and its approval of exempt-wholesale-generator status for the generating facilities on February 24, 1999.

On March 11, 1999, the hearing on FPL Energy's request for a declaratory judgment was held in the United States District Court for the Southern District of New York. On the same day the presiding judge ruled that FPL Energy was not entitled to the declaratory judgment and entered judgment for Central Maine and its affiliated defendants on all counts of the complaint. Thereafter on that day FPL Energy announced that it would not appeal the decision, but would proceed to a closing of the sale. The sale was completed on April 7, 1999. The gain of approximately $500 to $600 million from the divested generation assets will initially be recorded as a regulatory liability. In Phase II of the above described "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," the MPUC will determine the amount of the regulatory liability that will be used to reduce stranded costs and the utilization and timing of recognition of any remaining regulatory liability.

With the proceeds of the sale Central Maine redeemed the remaining $118.7 million of its outstanding General and Refunding Mortgage Bonds on May 10, 1999, paid at maturity $47 million of its medium-term notes on May 4, 1999, and called for redemption on June 1, 1999, $180 million of its medium-term notes, and all of the outstanding $10 million Town of Yarmouth Pollution Control Revenue Bonds, which were issued in 1977 and 1978. Approximately $300 million of the proceeds will be required for federal and state taxes resulting from the sale and, after providing for closing costs and energy purchases to meet power-supply obligations until the start of retail competition on March 1, 2000, Central Maine expects to transfer the balance to its parent, CMP Group. Proceeds that have not been applied have been invested in accordance with Central Maine's cash investment policy. Uses of the balance of the proceeds are under consideration by CMP Group and could include repurchases of common and preferred stock.

Expansion of Lines of Business

General. CMP Group is also preparing for competition by expanding its business opportunities through investments that capitalize on core competencies. MaineCom Services is a subsidiary that arranges, through other investments fiber-optic data service for bulk carriers, offering support for cable television or "super-cellular" personal communication vendors, and providing other telecommunications consulting services. TeleSmart is a wholly-owned accounts receivable management subsidiary. Another wholly-owned subsidiary, CNEX, formerly CMP International Consultants, provides utility consulting (domestic and international) and research. The wholly-owned Union Water Power Company provides locating of underground utility facilities and infrared photography, real estate brokerage and management, modular housing, engineering and environmental services, integrated energy solutions, and utility construction services. Union Water's operating divisions include On Target Utility Services, UnionLand Services, Maine HomeCrafters, E/PRO, and Combined Energies(TM). These subsidiaries often utilize skills of former Central Maine employees and regularly compete for business with other companies.

Natural Gas Distribution. CMP Group and Energy East, through subsidiaries, have entered into a joint-venture agreement to pursue opportunities to distribute natural gas at retail in many Maine communities that are not currently served with that fuel. They would offer natural-gas service in several areas of Maine, primarily the Augusta, Bangor, Bath-Brunswick, Bethel, Windham and Waterville areas, none of which currently has a natural-gas distribution system in place. The gas would be drawn from two new gas-pipeline projects now under development by unrelated parties that would carry Canadian gas through Maine and into the regional energy market using substantial portions of electric transmission-line corridors owned by Central Maine and MEPCO. On July 24, 1998, the MPUC authorized the joint venture to serve the areas it had applied to serve. The new company (now "CMP Natural Gas, L.L.C.", of which a subsidiary of CMP Group owns approximately 40 percent and a subsidiary of Energy East owns approximately 60 percent) could face competition from new or existing gas utilities in some of the areas it has targeted. CMP Group's level of investment is dependent on the overall economic feasibility of natural gas as a competitive energy option in Maine, a sufficient expression of customer interest in gas service from CMP Natural Gas, and the prospects for achieving an acceptable return on investment.

Fiber Optic Network. CMP Group, through its wholly-owned subsidiary MaineCom Services, owns 38.5 percent of the common stock of Northeast Optic Network, Inc. ("NEON"), which is a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city and interstate facilities. NEON is currently expanding its fiber optic network to encompass over 1,000 fiber optic cable route miles, or more than 65,000 fiber strand miles, in New England and New York, utilizing primarily electric-utility rights-of-way, including some of Central Maine's in Maine and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder, in Connecticut, Massachusetts and New Hampshire. As of March 31, 1999, NEON had completed construction of approximately 600 route miles, or 49,000 fiber miles, of its planned system and is currently engineering, constructing, or acquiring additional routes with a goal of creating a continuous fiber optic link between New York City and Portland, Maine, with access into and around Boston and numerous other major service areas in the Northeast.

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

Environmental Matters

CMP Group and its subsidiaries assess compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At March 31, 1999, Central Maine had an accrued liability of $2.9 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 2, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion of this matter.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Central Maine is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. As of March 31, 1999, Central Maine had $327 million of medium-term notes outstanding, $227 million of which bear floating, LIBOR-based rates, increasing its exposure to changes in interest rates.

                            Variable Long Term            Fixed Long Term
                                       (dollars in thousands)

Weighted Average Rates               7.14%                        6.87%

Balance at March 31, 1999           $262,011                     $365,290

Maturity Period                   1999 - 2019                  1999 - 2021






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

The defendants moved to dismiss the suit for failure of the plaintiff to make a pre-suit demand on Central Maine's board of directors, as required by Maine law, and on February 18, 1998, the suit was dismissed. On April 2, 1998, Central Maine received such a demand from the plaintiff. On December 18, 1998, after investigation of the plaintiff's allegations, the board rejected the demand.

Regulatory Matters - For a discussion of certain significant regulatory matters affecting Central Maine, including those related to the permanent shutdown of the Maine Yankee Plant, as well as electric-utility restructuring, an MPUC proceeding that will determine Central Maine's stranded costs and related matters, and the sale of its generation assets, see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Permanent Shutdown of Maine Yankee Plant", "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," and "Sale of Generation Assets," which are incorporated herein by reference.

Tax Appeal - For a discussion of Central Maine's appeal of two significant federal income tax adjustments proposed by the Internal Revenue Service see Note 2, "Commitments and Contingencies" - "Proposed Federal Income Tax Adjustments."

Environmental  Matters  -  For  a  discussion  of  administrative  and  judicial proceedings concerning cleanup of hazardous waste sites, see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. Through Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits. None.
      (b)Reports on Form 8-K. CMP Group and Central Maine filed the following reports on Form 8-K during the first quarter of 1999 an thereafter to date:

Date of Report                                          Items Reported

January 19, 1999           .........                 Item 5

 a) The registrants reported on the status of the FPL Group declaratory judgment action.

 b) The registrants reported on an Offer of Settlement filed with the FERC in Maine Yankee's decommissioning rate case.

 c) The registrants reported on the status of the MPUC proceeding on Central Maine's stranded costs, revenue requirements, and rate design.

 d) CMP Group reported on a bylaw provision dealing with shareholder proposals and nominations of directors by shareholders.

Date of Report                                          Items Reported

April 7, 1999              .........                          Item 5

The registrants reported on the completion of the sale of its non-nuclear generating assets to FPL Group, Inc., entities, and its improved securities ratings.






                                   Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their respective behalfs by the undersigned thereunto duly authorized.

                                                     CMP GROUP, INC.



Date:  May 14, 1999       By     _____________________________________
      ---------------
                                 David E. Marsh, Chief Financial Officer
                                 (Principal Financial Officer and duly
                                 authorized officer)



                                               CENTRAL MAINE POWER COMPANY



Date:  May 14, 1999       By     _____________________________________
      ---------------
                                 Michael W. Caron, Comptroller (Chief Accounting
                                 Officer and duly authorized officer)