Form 10-K/A
period 1998-12-31
CMP GROUP INC
filed 1999-06-30
CIK 1059259

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.


                                   FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT
                    FILED PURSUANT TO SECTION 12, 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 CMP Group, Inc.
               (Exact name of registrant as specified in charter)


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1998, as set forth in the pages attached hereto.

Pursuant to Rule 15d-21 of the Securities Exchange Act of 1934, this amendment is being made to add the information, financial statements, and exhibits required by Form 11-K with respect to the CENTRAL MAINE POWER COMPANY EMPLOYEE SAVINGS AND INVESTMENT PLAN FOR NON-UNION EMPLOYEES and to the CENTRAL MAINE POWER COMPANY EMPLOYEE SAVINGS AND INVESTMENT PLAN FOR UNION EMPLOYEES, as Exhibits 99-1 and 99-2, respectively.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CMP GROUP, INC.


                           By/s/David E. Marsh
                           David E. marsh, Chief Financial Officer