Form 10-K
period 1999-12-31
CMP GROUP INC
filed 2000-03-21
CIK 1059259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
        X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999



              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from            to

Commission     Registrant, State of Incorporation,       I.R.S. Employer
File Number       Address, and Telephone Number        Identification No.
-----------    -----------------------------------     ------------------

001-14786                CMP GROUP, INC.                 01-0519429
             83 Edison Drive, Augusta, Maine  04336
                         (207) 623-3521

   1-5139          CENTRAL MAINE POWER COMPANY           01-0042740
             83 Edison Drive, Augusta, Maine  04336
                         (207) 623-3521

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Registrant           Title of each class           on which registered
----------           -------------------          -----------------------

CMP Group, Inc.   Common Stock, $5 Par Value       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
Registrant                    Title of each class      on which registered
----------                    -------------------     ---------------------

Central Maine Power Company  6% Preferred Stock                   -
                             $100 Par Value (Voting,
                             Noncallable)

                             Dividend Series Preferred Stock      -
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

CMP Group, Inc.                          Yes x       No _
                                             --
Central Maine Power Company              Yes  x      No _
                                             ---

This combined Form 10-K is separately filed by CMP Group, Inc., and Central Maine Power Company. Information contained herein relating to either individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrant.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

CMP Group, Inc.                                  x
                                               ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value of such common equity held by non-affiliates of the Company was:

CMP Group, Inc.                            $905,657,399 on March 1, 2000 (based,
                                           in the case of the common stock of
                                           CMP Group, Inc., on the last reported
                                           sale price thereof on the New York
                                           Stock Exchange on March 1, 2000).
Central Maine Power Company                $0 (all held by CMP Group, Inc.)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 1, 2000, the number of shares of Common Stock outstanding for each registrant was as follows:

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

None.




                               CMP GROUP, INC. and

                           CENTRAL MAINE POWER COMPANY

                        INFORMATION REQUIRED IN FORM 10-K

                                                                        Page

Glossary

Item Number                          Part I

Item 1.    Business                                                        5
Item 2.    Properties                                                     17
Item 3.    Legal Proceedings                                              25
Item 4.    Submission of Matters to a Vote of Security Holders            27

                                     Part II

Item 5.    Market for the Registrant's Common Equity and Related          28
           Stockholder Matters
Item 6.    Selected Financial Data                                        28
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations of CMP Group and
           Central Maine Power Company                                    29

Item 7A    Quantitative and Qualitative Disclosures
           About Market Risk                                              49
Item 8.    Financial Statements and Supplementary Data                    50
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           100


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant            101
Item 11.   Executive Compensation                                        104
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                118
Item 13.   Certain Relationships and Related Transactions                120

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                           121

           Signatures                                                    122






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

Moody's                   Moody's Investors Service

MPUC                      Maine Public Utilities Commission

Maine Yankee              Maine Yankee Atomic Power Company, a 38-percent owned
                          subsidiary of Central Maine.

NB Power                  New Brunswick Power Corporation.

NEON NorthEast Optic Network, Inc., a corporation of which MaineCom owns 37.9-percent of the common stock, which is building a fiber optic network in the northeastern United States

NEPOOL                    New England Power Pool

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

NPCC                      Northeast Power Coordinating Council

NRC                       United States Nuclear Regulatory Commission

NYSEG New York State Electric & Gas Corporation, a utility subsidiary of Energy East.

NUG                       Non-utility generator

New England Gas           New England Gas Development Corporation, a wholly-
Development               owned subsidiary of CMP Group created in
                          September 1998 to hold up to a 50-percent ownership interest in CMP Natural Gas.

OASIS                     Open Access Same-time Information System.

OPA                       Maine Office of the Public Advocate

Plant Maine Yankee nuclear generating plant at Wiscasset, Maine

PURPA                     Public Utility Regulatory Policies Act of 1978.

RCRA                      Resource Conservation and Recovery Act.

SAB                       Securities and Exchange Commission's Staff Accounting
                          Bulletin.

S&P                       Standard & Poor's Corp.

SEC                       Securities and Exchange Commission

Secondary Purchasers      28 municipal and cooperative utilities that
                          had purchased Maine Yankee power under identical contracts with Maine Yankee sponsors.

SFAS                      Statement of Financial Accounting Standards

TeleSmart                 A closed  wholly owned  subsidiary  of CMP Group which
                          provided accounts receivable management.

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

Note re Forward-Looking Statements

This Report on Form 10-K contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to republish revised forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events. We urge readers to carefully review and consider the factors in the succeeding paragraph.

Factors that could cause actual results to differ materially include, among other matters, the results of the pending merger with Energy East, electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and the cost of upgrades of transmission facilities to accommodate new merchant generating plants; future economic conditions, earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; investments in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance and repairs of transmission and distribution facilities, unanticipated environmental cleanups and compliance with new or re-interpreted laws and regulations affecting the operation of the business.

                                     PART I

Item 1.    BUSINESS.
------     --------

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

Central Maine is a public utility incorporated in Maine in 1905. Central Maine is primarily engaged in the business of transmitting and distributing electric energy generated by others for the benefit of customers in southern and central Maine. On March 1, 2000, Central Maine's obligation to generate or otherwise supply electric energy terminated as part of the restructuring of the electric utility industry in Maine. Its principal executive offices are located at 83 Edison Drive, Augusta, Maine 04336, where its general telephone number is (207) 623-3521.

Central Maine is the largest transmission-and-distribution electric utility in Maine, serving approximately 541,000 customers in its 11,000 square-mile service area in southern and central Maine. Central Maine's service area contains most of Maine's industrial and commercial centers, including Portland (the state's largest city), and the Lewiston-Auburn, Augusta-Waterville and Bath-Brunswick areas, and approximately one million people, representing about 80 percent of the total population of the state. In 1999 large pulp-and-paper industry customers accounted for approximately 56 percent of Central Maine's industrial sales and approximately 22 percent of total service-area sales.

The following topics are discussed under the general heading of Business. Where applicable, the discussions make reference to the various other Items of this report.

Topic                                                              Page
-----                                                              ----
Proposed Merger with Energy East                                     6
Regulation                                                           7
Electric-Utility Industry Restructuring                              7
Sale of Generation Assets                                           10
Alternative Rate Plan                                               11
Storm Damage to Central Maine's System                              12
Permanent Shutdown of Maine Yankee Plant                            13
Expansion of Lines of Business                                      14
Non-utility Generation                                              16
"Year 2000" Computer Issues                                         16
Financing and Related Considerations                                17
Environmental Matters                                               17
Employee Information                                                17

Proposed Merger with Energy East

On June 14, 1999, CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

Pursuant to the merger agreement, EE Merger Corp. will merge with and into CMP Group with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. We expect the merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., to occur shortly after all of the conditions to the consummation of the merger, including the receipt of required regulatory approvals, are satisfied.

Under the terms of the merger agreement, each outstanding share of CMP Group common stock, $5.00 par value per share, other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash. Pursuant to the merger agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group Common Stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC and the Connecticut DPUC have approved the merger. Other approvals are pending from the FERC and the SEC. If the remaining approvals are granted, we estimate that the merger could be completed around mid-2000.

Regulation

General. Central Maine and its public utility affiliates are subject to the regulatory authority of the MPUC as to retail rates, accounting, service standards, territory served, the issuance of securities maturing more than one year after the date of issuance, certification of transmission projects and various other matters. Central Maine is also subject to the jurisdiction of the FERC under the Federal Power Act for some phases of its business, including accounting, rates relating to wholesale sales and to interstate transmission and sales of energy and certain other matters.

The Maine Yankee Plant and the other nuclear generating facilities in which Central Maine has an interest are subject to regulation by the NRC. The NRC is empowered to authorize the siting, construction, operation and decommissioning of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

The United States EPA administers programs which affect Central Maine's remaining generating facilities. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. CMP Group and Central Maine are also subject to regulation by various state, local and other federal authorities with regard to land use and other environmental matters. For further discussion of environmental considerations as they affect CMP Group and Central Maine, see "Environmental Matters", below, and Item 3, "Legal Proceedings" - "Environmental Matters." Other activities of CMP Group and Central Maine from time to time are subject to the jurisdiction of various other state and federal regulatory agencies, including the SEC with respect to the issuance of securities and related matters.

Electric-Utility Industry Restructuring

Maine Restructuring Legislation. The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned utilities were required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

The legislation also required investor-owned utilities to sell their rights to the capacity and energy from all undivested generation assets after February 29, 2000, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders and in December 1999 contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements for a two-year period commencing March 1, 2000.

As a transmission-and-distribution utility since March 1, 2000, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group has determined that it does not intend to create such an affiliate.

For a summary of other provisions of the 1997 legislation, see our Annual Report on Form 10-K for the twelve months ended December 31, 1998.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because some of the necessary information was not yet available.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding. The restructuring statute requires the MPUC to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover those costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from Central Maine's divested generation assets to offset stranded costs.

In the area of revenue requirements, the Phase I order did not establish definitive amounts, but did contain the MPUC's conclusion that the appropriate cost of common equity for Central Maine as a transmission-and-distribution company was 10.50 percent, with a common-equity component of 47 percent. In dealing with rate design, the MPUC again limited itself primarily to establishing principles that would guide it in designing Central Maine's rates effective March 1, 2000.

On July 1, 1999, Central Maine filed its Phase II case with the MPUC. In that filing Central Maine updated certain test-year data to reflect known and measurable changes to its revenue requirement, updated its stranded cost estimate to reflect actual data from the April 1999 closing of its generation-asset sale, and proposed its rate design based on the principles enunciated in the Phase I order. Some of the information needed to establish rates was still incomplete in that filing, however, since neither the auction of the output of Central Maine's non-divested generation resources nor the bid process for "standard-offer" service (for those customers who do not select a competitive energy supplier) had been completed. In addition, several issues raised by the Phase I MPUC order remained unresolved, including, among others,
(i) whether the MPUC could require the unamortized investment tax credits and excess deferred income taxes associated with the sale of Central Maine's generation assets to be flowed through to ratepayers, and (ii) the rate treatment of the gain on the sale of Union Water's generation-related assets to FPL and employee transition costs resulting from the generation-asset sale.

In an order dated December 3, 1999, in a separate but related proceeding, the MPUC approved Central Maine's plan for the sale of the output of its non-divested generation assets. In another related proceeding, by order dated October 25, 1999, the MPUC accepted a competitive energy supplier's bid to provide standard-offer service to Central Maine's residential and small commercial customers who did not select a competitive energy supplier after March 1, 2000. In the same order the MPUC rejected all of the standard-offer bids for Central Maine's medium and large commercial and industrial customers and sought a second round of bids. In the December 3 order the MPUC rejected all of the second round of standard-offer bids for Central Maine's medium and large classes and ordered that Central Maine arrange such service for those classes.

On January 19, 2000, the MPUC issued its Phase II order determining Central Maine's revenue requirement as a transmission-and-distribution utility, effective March 1, 2000. In the order the MPUC disallowed approximately $8 million of the approximately $12 million revenue increase requested in Central Maine's Phase II filing, which had been based on certain known and measurable changes to its revenue requirement.

A negotiated settlement approved by the MPUC on January 27, 2000, resolved the major issues remaining outstanding in the final phase of the ratemaking proceeding. The settlement confirmed that the $18.2 million of unamortized investment tax credits and excess deferred income taxes related to Central Maine's generation-asset sale would flow through to shareholders pursuant to the normalization rules of the Internal Revenue Code. In addition, Central Maine agreed not to seek judicial review of an August 2, 1999 MPUC order regarding the treatment of gains from sales of easements that required Central Maine to recognize 10 percent of the gain currently with the remaining 90 percent being amortized over 5 years, effective as of the dates of the 1998 and 1999 sale transactions. Central Maine also agreed not to seek reconsideration of other cost-of-service updates in the rate case or to challenge an $4.7 million disallowance of employee transition costs, and to withdraw its appeal of the rate treatment of the gain on Union Water's generation-related assets.

The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected a recent resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone 3 unit, in which Central Maine owns a 2.5-percent interest.

As part of the settlement Central Maine also agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001.

Finally, the rate settlement established Central Maine's rates as a transmission-and-distribution utility effective March 1, 2000. A separate order fixed the standard-offer prices for Central Maine's medium and large commercial and industrial customers at levels intended to reflect current market pricing and to avoid under-collection of Central Maine's costs.

The combined after-tax effect of the provisions of the ratemaking settlement, including the earnings cap, was to reduce CMP Group's net income for 1999 by $11 million.

Central Maine estimates that customers on its standard residential rate and small commercial customers will save an average of nine to ten percent on their total electric bills after March 1, 2000, compared to earlier bills for the same kwh usage. Central Maine believes that its medium and large commercial and industrial customers can realize savings ranging from minimal to almost fifteen percent, with the greater savings going to customers who select a competitive energy supplier rather than taking the standard-offer service.

Sale of Generation Assets

On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.3 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine retained), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.4 million.

Central Maine recorded a pre-tax deferred gain of $518.8 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in 1999, which eliminated most income recognition. Central Maine did record an income impact from the sale amounting to $18 million associated with the related unamortized investment credits and excess deferred tax reserves as required by the IRS regulations. Central Maine also recorded curtailment and special termination deferred charges of $5.2 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation-asset sale. These deferred charges are being amortized over a three-year period beginning March 1, 2000, as required by the MPUC. The regulatory liability for the asset sale gain, including interest, amounted to approximately $548 million at December 31, 1999, and is being amortized over an 8.5 year period beginning March 1, 2000. The amortization will vary from year to year.

With the cash proceeds of the sale Central Maine redeemed the remaining $118.7 million of its outstanding General and Refunding Mortgage Bonds on May 10, 1999, and paid at maturity $47 million of its medium-term notes on May 4, 1999. On June 1, 1999, Central Maine redeemed $180 million of its medium-term notes, as well as all of the outstanding $10 million Town of Yarmouth Pollution Control Revenue Bonds, which had been issued in 1977 and 1978. On August 31 and September 9, 1999 Central Maine paid at maturity another $40 million of medium-term notes. Approximately $293.5 million of the proceeds were required for federal and state income taxes resulting from the sale and $45.4 million for incremental energy purchases to meet Central Maine's power-supply obligations until the start of retail competition on March 1, 2000. Central Maine expects to transfer the balance to its parent, CMP Group.

As required by the Maine restructuring legislation, on July 30, 1999, Central Maine offered at auction its rights to the capacity and energy from its undivested generation assets and generation-related business. Upon completion of the auctions, in December 1999 Central Maine contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit No. 3) and its NUG contract entitlements to the successful bidder for a two-year period commencing March 1, 2000. Central Maine also auctioned its Hydro-Quebec entitlement to a different buyer for the same period. All of the auction results were approved by the MPUC.

Alternative Rate Plan

Central Maine's ARP was in effect from January 1, 1995, through December 31, 1999. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provided for one annual adjustment of an inflation-based cap on each of Central Maine's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC continued to regulate Central Maine's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP was intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

The ARP contained a mechanism that provided price caps on Central Maine's retail rates to be adjusted annually on each July 1, commencing in 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applied to all of Central Maine's retail rates.

A specified standard inflation index was the basis for each annual price-cap change. The inflation index was reduced by the sum of two productivity factors, a general productivity offset of 1.0 percent, and a second formula-based offset that started in 1996 and was intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the five-year initial term of the ARP.

The sharing mechanism could adjust the subsequent year's July price-cap change in the event Central Maine's earnings were outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55 percent allowed return in 1995 and indexed annually for changes in capital costs). Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. The ROE used for earnings sharing was increased to 11.5 percent effective with the July 1999 price change.

The ARP also provided for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, and penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defined mandated costs that would be recoverable by Central Maine notwithstanding the index-based price cap. To receive such treatment, the annual revenue requirement related to a mandated cost must have exceeded $3 million and have a disproportionate effect on Central Maine or the electric-power industry.

The components of the last three ARP price increases are as follows:

                                             1999         1998         1997
                                             ----         ----         ----

     Inflation Index                           .89%        1.78%        2.12%
     Productivity Offset                     (1.00)       (1.00)       (1.00)
     Qualifying Facility Offset                .04         (.29)        (.42)
     Earnings Sharing                            -         1.12            -
     Flowthrough and Mandated Items            .12         (.28)         .40
                                           -------         ----        -----
                                               .05%        1.33%        1.10%
                                           =======         ====         ====

The 1997 and 1998 price increases were approved by the MPUC and implemented.

Central Maine elected not to increase prices in 1999.

On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, except that the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to
1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated cost would be recoverable, not the entire $3 million non-cumulative cost recoverable under the 1995-1999 ARP. The rate of return on equity of 10.5 percent established by the MPUC for Central Maine effective March 1, 2000, would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is subject to MPUC approval.

Storm Damage to Central Maine's System

In January 1998, a severe ice storm struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. In January 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm, amounting to $50.7 million plus accrued carrying costs.

In the  spring  of  1998,  the  U.S.  Congress  appropriated  $130  million  for
Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. HUD later announced that Maine would receive additional funds and on October 6, 1999, Central Maine received payment in the amount of $19.6 million from HUD. Central Maine is recovering the $34.1 million balance of the deferred storm-related costs, including $3.9 million of carrying costs, through rates over a three-year period commencing March 1, 2000.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

FERC Rate Case. On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine is recovering its Maine Yankee costs in accordance with its most recent rate order from the MPUC.

Finally, the Maine Agreement requires Central Maine and the other two Maine utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.2 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in year 2000 and does not believe that it will incur any liability in 2001.

CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which has eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

Expansion of Lines of Business

General. CMP Group has been expanding its business opportunities through investments that capitalize on core competencies. CMP International Consultants (d/b/a CNEX), a wholly owned subsidiary of CMP Group, provides management, planning, consulting and research and information services to foreign and domestic utilities and government agencies. TeleSmart, a wholly owned subsidiary of CMP Group, which provided accounts receivable management services for utility clients was closed by CMP Group on February 14, 2000, after a review of the subsidiary's prospects. The Union Water-Power Company, a wholly owned subsidiary of CMP Group, provides utility construction and support services (On Target division); energy efficiency performance contracting and energy use and management services (Combined Energies division); and real estate development services (UnionLand Services division).

Natural Gas Distribution. New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, holds approximately a twenty-two percent interest at December 31, 1999 in CMP Natural Gas, L.L.C. ("CMP Natural Gas"). CMP Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East, and is subject to regulation as a public utility by the MPUC. CMP Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. On December 13, 1999, the MPUC authorized CMP Natural Gas to provide service to the Calpine plant, as well as the unserved areas in the town of Gorham and on February 18, 2000, the MPUC approved an affiliated-interest transaction allowing CMP Natural Gas to construct the pipeline on Central Maine's transmission corridor.

If the merger of CMP Group and Energy East is completed, CMP Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. During 1999 Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut and one in western Massachusetts, subject to closing conditions, including shareholder votes and regulatory approvals.

Telecommunications Investment. MaineCom Services, which is wholly owned by CMP Group, provides telecommunications services, including point-to-point connections, private networking, consulting, private voice and data transport, carrier services, and long-haul transport. MaineCom Services also holds, through wholly owned New England Business Trust, an approximately 38-percent interest in NorthEast Optic Network, Inc. ("NEON"), a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city, and interstate facilities. NEON owns and operates and is expanding a fiber optic network in New England and New York, utilizing primarily electric utility rights of way, including some of Central Maine's and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder.

On November 23, 1999, NEON announced two major agreements, one with Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc., and the other with Excelon, a wholly owned subsidiary of PECO Energy, Inc. The agreements effectively expand the reach of the network to include the Philadelphia, Baltimore and Washington, D.C., areas. As the agreements are implemented, CEC will obtain an approximately ten-percent interest in NEON and Excelon an interest of approximately nine percent.

In August 1998 NEON completed initial public offerings of $48 million of common stock and $180 million of senior notes. As part of the common-stock offering Central Maine sold some of the shares it then owned in NEON for approximately $3.1 million. With some of the proceeds of the offerings NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement.

On February 15, 2000, CMP Group announced that New England Business Trust intended to sell approximately 2.5 million shares of its 6.177-million-share common-stock holding in NEON through an underwritten public offering expected to be completed during the second calendar quarter of 2000. Although the market value of NEON's common stock has increased substantially since NEON's 1998 initial public offering, CMP Group cannot accurately estimate the amount of proceeds to be realized through the planned offering.

CMP Group believes that although NEON operated at a loss in 1999, there is a need for the fiber optic network it is constructing in the northeastern United States. CMP Group, however, cannot predict the future results of NEON's operations.

Non-utility Generation

After enactment of the federal Public Utility Regulatory Policies Act of 1978 ("PURPA") and companion legislation in Maine, Central Maine became an industry leader in purchasing supplies of energy from non-utility generators ("NUGs"), including cogeneration plants and small power producers. These sources supplied 25 billion kilowatt-hours of electricity to Central Maine in 1999, representing 24 percent of total generation, a decrease from 32 percent in 1998. Central Maine's contracts with non-utility generators, however, which were entered into pursuant to the mandates of PURPA and vigorous state implementation of its policies, contributed the largest part of Central Maine's increased costs and resulting rate increases in the years immediately prior to implementation of the ARP in 1995, and constitute the largest part of its stranded costs.

PURPA provided substantial economic incentives to NUGs by allowing cogenerators and small power producers to sell their entire electrical output to an electric utility at the utility's avoided-cost rate, which has often been substantially higher than market rates, while purchasing their own electric energy requirements at the utility's established rate for that customer class. Thus Central Maine in a number of cases has been required to pay a higher price for energy purchased from a NUG than the NUG, which in some cases was a large customer of Central Maine, paid Central Maine for the NUG's energy requirements.

Central Maine has reduced its NUG costs by implementing buyouts and restructurings of its NUG contracts, whenever practicable. As a result, in accordance with prior MPUC policy and the ARP, since January 1992 $84.5 million of buyout or restructuring costs have been included in Deferred Charges and Other Assets on Central Maine's balance sheet and were being amortized over their respective fuel savings periods. A significant portion of these were written off in March 1, 2000 per the rate case settlement. Central Maine will continue to seek opportunities to reduce its NUG costs, but the most feasible buyouts and restructurings have been carried out, so the Company cannot predict what level of additional savings it will be able to achieve. Central Maine offered to sell its NUG power entitlements as part of the auction of its generating assets, but the offer attracted insufficient interest to be included in the April 1999 sale.

"Year 2000" Computer Issues

CMP Group recognized the potential for adverse consequences related to the "Year 2000 computer problem" and, through Central Maine, initiated its Year-2000 remediation efforts in 1996. CMP Group developed and executed a broad-based and comprehensive project plan, at a cost of $4 million, for identifying and addressing any Year-2000 related problems. CMP Group systems continued to run smoothly before, during, and after the Year 2000 transition, with no disruption of electric service to customers and with no negative financial or operational impacts.

Financing and Related Considerations

The 1997 expansion of Central Maine's medium-term note program to a maximum of $500 million in principal amount outstanding at any one time was implemented to increase Central Maine's financing flexibility in anticipation of industry restructuring and increased competition. For a discussion of Central Maine's 1999 financing activity and its available financing facilities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"-"Liquidity and Capital Resources," below.

Environmental Matters

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, noise and aesthetics, solid and hazardous waste and other environmental matters. Compliance with these laws and regulations impacts the manner and cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. In the past, these environmental regulations most significantly affected Central Maine's electric power generating facilities, which were sold to FPL Group in April 1999, as discussed above. In addition, certain environmental proceedings under federal and state hazardous substance and hazardous waste regulations (such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") and similar state statutes) are discussed below under Item 3, "Legal Proceedings" - "Environmental Matters." Central Maine estimates that its capital expenditures for improvements needed to comply with environmental laws and regulations were approximately $9.9 million for the five years from 1995 through 1999.

Employee Information

A local union affiliated with the International Brotherhood of Electrical Workers (AFL-CIO) represents operating and maintenance employees in each of Central Maine's operating divisions, and certain office and clerical employees. At December 31, 1999, Central Maine had 1,388 full-time employees, of whom approximately 45 percent were represented by the union. The number of employees and union members have been reduced as a result of the April 1999 generation asset sale.

In April 1998 Central Maine and the union agreed to a two-year labor contract extension that provided for an annual wage increase of 2.5 percent on May 1, 1998 and 2.5 percent on May 1, 1999. Negotiations have commenced on a successor agreement to be effective May 1, 2000.

Item 2.   PROPERTIES.
------    ----------

Existing Facilities

Central Maine's electric properties form a single integrated system which is connected at 345 kilovolts and 115 kilovolts with the lines of Public Service Company of New Hampshire at the southerly end and at 115 kilovolts with Bangor Hydro-Electric Company at the northerly end of Central Maine's system. Central Maine's system is also connected with the system of The New Brunswick Power Corporation and with Bangor Hydro-Electric Company, in each case through the 345-kilovolt interconnection constructed by MEPCO, a 78 percent-owned subsidiary of Central Maine. At December 31, 1999, Central Maine had approximately 2,288 circuit-miles of overhead transmission lines, 19,754 pole-miles of overhead distribution lines and 155 miles of underground and submarine cable.

Prior to April 1999, Central Maine operated 32 hydroelectric generating stations, of which 31 were owned fully by Central Maine, with an estimated net capability of 373 megawatts, and it purchased an additional 74 megawatts of non-utility hydroelectric generation in Maine. Central Maine also operated two oil-fired steam-electric generating stations, William F. Wyman Station in Yarmouth, Maine and Mason Station in Wiscasset, Maine. Central Maine's share of William F. Wyman Station had an estimated net capability of 594 megawatts. Mason Station had five units totaling 145 megawatts although two of the units (42 megawatts) were retired. These facilities were sold to FPL Group in April 1999. Central Maine also had internal combustion generating facilities with an estimated aggregate net capability of 42 megawatts which was sold to FPL on March 1, 2000.

Central  Maine  still  has  ownership   interests  in  five  nuclear  generating
facilities in New England, three of which have permanently ceased operations. The largest is a 38-percent interest in Maine Yankee Atomic Power Company ("Maine Yankee") which, as discussed above, has permanently shut down its plant in Wiscasset, Maine. In addition, the Company owns a 9.5 percent interest in Yankee Atomic Electric Company ("Yankee Atomic"), discussed below, which has permanently shut down its plant located in Rowe, Massachusetts, a 6 percent interest in Connecticut Yankee Atomic Power Company ("Connecticut Yankee"), discussed below, which has permanently shut down its plant in Haddam,
Connecticut, and a 4 percent interest in Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), which owns an operating plant in Vernon, Vermont (collectively, with Maine Yankee, the "Yankee Companies"). In addition to the four Yankee Companies, pursuant to a joint-ownership agreement, the Company has a 2.5 percent direct ownership interest in the Millstone 3 nuclear unit ("Millstone 3") in Waterford, Connecticut.

                              Maine               Yankee             Connecticut            Vermont             Millstone
                              Yankee              Atomic               Yankee               Yankee               Unit 3
                              ------              ------               -------              -------              ------

Ownership Share         38%                 9.5%                 6%                   4%                   2.5%

Operating Status        Permanently shut    Permanently shut     Permanently shut     Operating            Operating
                        down August 6,      down February 26,    down December 4,
                        1997                1992                 1996

Location                Wiscasset, Maine    Rowe, Massachusetts  Haddam, Connecticut  Vernon,              Waterford,
                                                                                      Vermont              Connecticut

Capacity Share          N/A                 N/A                  N/A                  19 MW                29 MW

Equity Interest at
December 31, 1999       $28.3 million       $1.6 million         $6.3 million         $2.1 million         N/A

Maine Yankee. In August 1997, the Board of Directors of Maine Yankee Atomic Power Company voted to permanently shut down and decommission the Maine Yankee plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. On June 1, 1999, the FERC approved a settlement of the issues raised by intervenors in a contested rate proceeding. For further discussion of issues relating to the Maine Yankee Plant, see Item 1 "Business" - "Permanent Shutdown of the Maine Yankee Plant," above.

Connecticut Yankee. In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996. Central Maine estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant to be approximately $25.1 million and has recorded a corresponding regulatory asset and liability on the consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses. Contested issues relating to Connecticut Yankee's decommissioning rates, as well as the prudence of operating that plant and the decision to cease operations, remain pending before the FERC.

Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. Central Maine estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $2.4 million. This estimate has been recorded as a regulatory asset and liability on Central Maine's balance sheet. Central Maine's current share of costs related to the shutdown of Yankee Atomic is being recovered through rates.

Vermont Yankee. The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012. On October 15, 1999, Vermont Yankee agreed to sell the Vermont Yankee plant for $22 million, subject to certain adjustments, to AmerGen Energy Company LLC ("AmerGen"). AmerGen agreed, among other commitments, to assume the decommissioning cost of the unit after it is taken out of service, and the Vermont Yankee sponsors, including Central Maine, agreed to fund the uncollected decommissioning cost up to a negotiated amount at the time of the closing of the sale. The sponsors also agreed either to enter into a new purchased-power agreement with AmerGen or to buy out such future power payment obligations by making a fixed payment to AmerGen. Central Maine elected to enter into a twelve-year purchased-power agreement and intends to sell its power entitlement at the market rate. The sponsors' obligation to consummate the sale is conditioned upon the receipt of satisfactory regulatory approvals.

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

Central Maine is obligated to pay its proportionate share of the operating expenses, including depreciation and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to the joint ownership agreement for Millstone 3, Central Maine is similarly obligated to pay its proportionate share of the operating costs of Millstone 3. Central Maine is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies and Millstone 3. The estimated decommissioning costs are paid as a cost of energy in the amounts allowed in rates by the FERC and passed through to Central Maine's ratepayers as a component of its transmission-and-distribution revenue requirement approved by the MPUC.

MEPCO. MEPCO owns and operates a 345-kilovolt transmission interconnection, extending from Central Maine's substation at Wiscasset to the Canadian border where it connects with a line of The New Brunswick Power Corporation ("NB Power") under an interconnection agreement. MEPCO transmits power between NB Power and various New England utilities under MEPCO's Open Access Transmission Tariff.

New England Power Pool/Hydro-Quebec Facilities. NEPOOL, of which the Company is a member, contracted in connection with its Hydro-Quebec projects to purchase power from Hydro-Quebec. The contracts entitle Central Maine to 44.5 megawatts of capacity credit in the winter and 127.25 megawatts of capacity credit during the summer. Central Maine also entered into facilities-support agreements for its share of the related transmission facilities, with its share of the support responsibility and of associated benefits being approximately 7 percent of the totals. Central Maine is making facilities-support payments on approximately $23.8 million, its share of the construction cost for the transmission facilities incurred through December 31, 1999.

Maine Yankee Spent Fuel

Maine Yankee's spent fuel is currently stored in the spent fuel pool at the Plant site. Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) disposal site at Yucca Mountain, Nevada. The legislation also provided for the possible development of a Monitored Retrievable Storage ("MRS") facility and abandoned plans to identify and select a second permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. The DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998. The United States Congress has been unable to agree on legislation to reform the federal spent nuclear fuel program.

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

In November 1997 the U.S. Court of Appeals for the District of Columbia Circuit confirmed the DOE's obligation. In February 1998 Maine Yankee filed a petition in the same court seeking to compel the DOE to take Maine Yankee's spent fuel from the Plant site "as soon as physically possible," alleging that removing the spent fuel on the DOE's indicated schedule would delay the decommissioning of the Maine Yankee Plant indefinitely. In May 1998 the Court dismissed Maine Yankee's lawsuit, as well as that of the other nuclear utilities and state regulators, saying that petitioners' failure to pursue remedies under the standard contract rendered their appeal not appropriate at that time for review. In June 1998 Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's failure to begin to take fuel in 1998. In November 1998 the Court granted summary judgment in favor of Maine Yankee, ruling that the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Since then, the Court has stayed further action pending a ruling from the Court of Federal Appeals as to the jurisdiction of the Court of Claims over the matter. Maine Yankee intends to pursue its claim for damages vigorously, but as an alternative to DOE disposal is planning construction of an independent spent-fuel storage installation on the Plant site.

Maine Yankee Low-Level Waste Disposal

The federal Low-Level Radioactive Waste Policy Amendments Act (the "Waste Act"), enacted in 1986, required states either alone or in multistate compacts to provide for the disposal of low-level radioactive waste generated within their borders. Subsequently, the states of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste at a then-planned facility in west Texas. In return, Maine would be required to pay $25 million, assessed to Maine Yankee by the State of Maine, payable in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility. As a possible alternative, the states could agree to a financing arrangement for the payment, in which case Maine Yankee's share, along with interest, could be paid out over an extended period of time. In addition, Maine Yankee would be assessed a total of $2.5 million for the benefit of the Texas county in which the facility would be located and would also be responsible for its pro-rata share of the Texas governing commission's operating expenses.

The bill providing for ratification of the compact was before several sessions of the Congress before finally being approved in September 1998. However, in October 1998, the Texas Natural Resources Conservation Commission voted to deny a permit for the proposed west Texas site for the facility and construction of such a facility in Texas is uncertain.

Since the Maine Yankee Plant has permanently stopped operating, the compact is less beneficial to Maine Yankee than it would have been if the Plant had remained in operation, due to the new schedule for Maine Yankee's shipments and the uncertainty associated with the schedule for opening a Texas facility. Although other potential sites in Texas have been proposed by various parties, we cannot predict whether or when a facility in Texas will be licensed and built. Maine Yankee intends to utilize its on-site storage facility as well as dispose of low-level waste at an active South Carolina site or other available sites in the interim and continue to cooperate with the State of Maine in pursuing all appropriate options.

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

Construction Program

Central Maine's plans for improvements and expansion of its facilities are under continuing review. Actual construction expenditures depend on the availability of capital and other resources, load forecasts, customer growth, the number of merchant generating plants constructed in Central Maine's service territory, and general business conditions. As discussed above, Central Maine sold its non-nuclear generation assets in April 1999 in preparation for the commencement of retail choice of energy suppliers on March 1, 2000. During the five-year period ended December 31, 1999, Central Maine's construction and acquisition expenditures amounted to $259 million (including investment in jointly-owned projects and excluding MEPCO). Approximately $24 million of those expenditures was for generation projects, a category of expenditures that will not be incurred in the future.

Beginning in 1999 Central Maine incurred significant capital expenditures, approximately $23 million, to upgrade its transmission network to handle the increased power flows from new merchant plants. The merchant plant developers are currently responsible for providing cash to Central Maine to fund the associated transmission network enhancements. As of December 31, 1999 Central Maine had collected approximately $22 million of deposits from merchant plant developers. FERC is currently finalizing its rules regarding the funding of network upgrades to accommodate merchant plants. Central Maine could be required to fund some of the network upgrades, in which case some of the deposits collected could be returned to developers, requiring significant refinancing. In that event, transmission rates would increase to recover the upgraded network costs over time. If the current rules continue to apply, Central Maine would credit developer deposits to the respective plant accounts. Central Maine cannot predict what the FERC decision on funding network upgrades expected later this year will be.

Central Maine currently estimates its overall construction program to be $92 million in 2000. Network upgrades associated with five merchant plants, totaling 1670 MW, that are currently under construction, account for $42 million of the total. For the period 2001 through 2004, the overall construction program is estimated to range from $212 million, if no additional merchant plants are constructed, to $274 million (excluding MEPCO projects), if all four additional merchant plant projects that are currently proposed (2000 MW) are actually constructed.

Central Maine estimates that the developers of the five merchant plants currently under construction will fund from $38 million to $66 million related to network upgrade costs over the 1999 to 2001 time period. Refunds to developers of prior deposits could amount to $0 to $28 million depending on FERC's decision regarding cost responsibility. If all four additional merchant plant projects that are currently proposed are actually constructed, CMP estimates that developers will fund from $31 million to $62 million of the $62 million of related network upgrade costs over the 1999 to 2004 time period.

The following table sets forth Central Maine's estimated capital expenditures for the next five years as discussed above (excluding MEPCO).

(dollars in millions)             2000          2001-2004          Total
                                  ----          ---------          -----

Transmission                      $45            $14 to 76       $59 to 121
Distribution                       32                  135              167
General facilities and other       15                   63               78
                                   --          -----------        ---------

Total construction                $92          $212 to 274      $304 to 366
                                   ==           ==========       ==========

Energy Conservation

Central Maine's energy conservation initiatives have included programs aimed at residential, commercial and industrial customers. Among the residential efforts have been programs that offer free or low-cost weatherization, water heater wraps and energy-efficient light bulbs. Among the commercial and industrial efforts, in addition to operating programs that offer energy-efficient lighting products and water-heater wraps, Central Maine has provided incentives to customers who install conservation measures of any kind that increase the efficiency of the use of electricity.

NEPOOL and Regional Open-Access Transmission

In 1996 the FERC issued Order No. 888, which requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file open access non-discriminatory transmission tariffs that offer both load-based, network and contract-based, point-to-point service, including ancillary service to eligible customers containing minimum terms and conditions of non-discriminatory service. This service must be comparable to the service they provide themselves at the wholesale level; in fact, these utilities must themselves take the wholesale transmission service they provide under the filed tariffs. The order also permits public utilities and transmitting utilities the opportunity to recover legitimate, prudent and verifiable wholesale stranded costs associated with providing open access and certain other transmission services. It further requires public utilities to functionally separate transmission from generation marketing functions and communications. The intent of this order is to promote the transition of the electric utility industry to open competition. Order No. 888 also clarifies federal and state jurisdiction over transmission in interstate commerce and local distribution and provides for deference of certain issues to state recommendations.

In 1996 the FERC also issued Order No. 889, which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information.

NEPOOL is a voluntary organization open to any entity engaged in the electric business, such as investor-owned utilities, municipal and cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, responding to the FERC orders on behalf of its participants, filed a restructuring proposal with FERC. The NEPOOL proposal was the product of over two years of discussions and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the NEPOOL restructuring proposal were the implementation of a regional NEPOOL open access transmission tariff ("NEPOOL Tariff"), the creation of an independent system operator ("ISO"), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

The NEPOOL Tariff, which became effective on March 1, 1997, ensures non-discriminatory open access to the regional transmission network by providing a single rate for all transactions that utilize NEPOOL's bulk power transmission facilities. The NEPOOL Tariff promotes competition in the New England power market through its single transmission rate structure. All regional service within NEPOOL, except for wheeling through or out, is to be provided as a network service.

In June 1997 FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL ("ISO-New England"), effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO was consistent with the public interest under
Section 203 of the Federal Power Act.

In April 1998 FERC accepted the NEPOOL Tariff conditioned on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the FERC's April 1998 Order. While there were a large number of changes in the filing, the principal areas of change related to the addition in the NEPOOL Tariff of a separately available internal point-to-point service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a non-use charge with an in-service charge across interconnections. The FERC issued its order accepting a settlement in July 1999 and a compliance filing was completed in September 1999.

To give market participants more choice and to foster competition, the restructured NEPOOL proposed the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL called for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products are market-priced, being based on bid-clearing pricing rather than the earlier cost-based pricing. Market participants meet their responsibility for these products by buying or selling those services through bilateral transactions or through the regional power exchange administered through the ISO. In October 1997 FERC issued an order permitting implementation of the installed capability market, which commenced in April of 1998. On April 6, 1999, FERC issued an order approving market rules, and on May 1, 1999, the remaining markets (operable capability, energy, automatic generation control and the reserve markets) were implemented. In February 2000 FERC accepted an amendment to the Restated NEPOOL Agreement that terminated the operable capability market effective March 1, 2000.

On May 13, 1999, the FERC issued a notice of proposed rulemaking that would amend FERC's regulations under the Federal Power Act to facilitate the formation of regional transmission organizations ("RTO"). On December 20, 1999, the FERC issued Order No. 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for an RTO by October 15, 2000, or, in the alternative, a description of any efforts by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward such participation. Order No. 2000 anticipates operational RTOs by December 15, 2001. Central Maine is reviewing the order to determine, among other matters, its effects on Central Maine's operations as a transmission-and-distribution utility and the extent to which changes in the structure and operations of ISO-New England may be required.

On December 30, 1999, NEPOOL submitted to FERC a proposed plan to manage congestion on the NEPOOL transmission system. NEPOOL is considering revisions to its proposal, which, if a consensus of its members can be achieved, it plans to file by March 31, 2000, for FERC's consideration. Congestion management has become a complex issue in the new transmission environment due in part to the large number of merchant generating plants under construction or proposed at various sites in New England, including sites in Central Maine's service area.

Item 3. LEGAL PROCEEDINGS.

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

New and changing environmental requirements could hinder the construction or modification of transmission and distribution lines, substations and other facilities, and could raise operating costs significantly. As a result, Central Maine may incur significant additional environmental costs, greater than amounts reserved, in connection with the transmission of electricity and the storage, transportation and disposal of by-products and wastes. Central Maine may also encounter significantly increased costs to remedy the environmental effects of prior waste handling activities. The cumulative long-term cost impact of increasingly stringent environmental requirements cannot accurately be estimated.

Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At December 31, 1999, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $2.7 million, which management has determined to be the most probable amount within the range of $2.1 million to $8.5 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

Tax Settlement. In September 1997 Central Maine received a notice of deficiency from the Internal Revenue Service ("IRS") as a result of its audit of Central Maine's federal income tax returns for the years 1992 through 1994. There were two significant adjustments among those proposed by the IRS. The first was a disallowance of Central Maine's write-off of the under-collected balance of fuel and purchased-power costs and the unrecovered balance of its unbilled Electric Revenue Adjustment Mechanism ("ERAM") revenues, both as of December 31, 1994, which had been charged to income in 1994 in connection with the adoption of the ARP effective January 1, 1995. The second major adjustment disallowed Central Maine's 1994 deduction of the cost of the buyout of the Fairfield Energy Venture ("FEV") purchased-power contract.

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

As a result of the settlement, Central Maine made payments to the IRS and the State of Maine totaling $11.8 million for the 1992 to 1994 tax deficiencies, as well as $6.0 million in associated interest. Substantially all of the tax impacts were normalized, as Central Maine will be deducting any disallowed costs for tax purposes in future years. Of the $6.0 million interest payment, approximately $1 million was previously accrued, and $1.8 million associated with the FEV facility was deferred consistent with regulatory practice. Interest income of $3.1 million was accrued for the years 1995 through December 1999. Net income for 1999 was therefore reduced by less than $0.1 million.

Due to the materiality of the amounts involved, approval of the settlement from the Congress's Joint Committee on Taxation was required, which was granted in February 2000.

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

Central Maine believes that although the amount of the claim is substantial (up to $62 million), the claimants have suffered no loss and are not entitled to any part of the generation-asset sale proceeds. Central Maine intends to contest any such claim vigorously, but cannot predict the result of the arbitration proceeding.

Millstone Unit No. 3 Litigation - In August 1997 Central Maine and the other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Since the filing of the suit and arbitration claim, the parties engaged in resolving preliminary issues and in extensive pre-hearing discovery. The arbitration hearing began on November 16, 1999.

On January 28, 2000, Central Maine entered into a settlement agreement with the defendants and subsequently dismissed its lawsuit and arbitration claim. The settlement is generally similar to earlier settlements with the defendants by two joint owners which own in the aggregate approximately sixteen percent of the unit. It calls for the payment of $4.8 million to Central Maine, which has been reflected in 1999 net income, and other amounts contingent upon future events, and would result in Central Maine's 2.5-percent interest in the unit being included in the auction of the majority interests and certain of the minority interests in the Millstone units expected to be completed by 2001.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

The only matter voted on at the meeting was approval of the Merger Agreement among CMP Group, Energy East, and EE Merger Corp. The Merger Agreement was approved, with the following vote tabulations:

         Votes for - 25,305,650
         Votes against - 515,291
         Abstentions - 209,756





                                     PART II

Item 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS.

CMP Group's common stock has been traded on the New York Stock Exchange since September 1, 1998. Prior to that date the numbers in the table below refer to Central Maine's common stock. As of December 31, 1999, there were 30,134 holders of record of CMP Group common stock.

                  Price Range of and Dividends on Common Stock

                                  Market Price             Dividends
                              High            Low          Declared

1999

First Quarter                $19-9/16      $16-1/4           $0.225
Second Quarter                26-3/4        17-3/4            0.225
Third Quarter                 27            26                0.225
Fourth Quarter                27-15/16      26-1/4            0.225

1998

First Quarter                $17-13/16     $15 1/4           $0.225
Second Quarter                20-3/8        17-1/16           0.225
Third Quarter                 20-1/2        16-15/16          0.225
Fourth Quarter                20            16-3/4            0.225

Under the terms of Central Maine Articles of Incorporation, no dividend may be paid on the common stock of Central Maine if such dividend would reduce retained earnings below $29.6 million. At December 31, 1999, Central Maine's retained earnings were $100.8 million, of which $71.2 million was not so restricted. There are currently no such restrictions on the payment of dividends by CMP Group. Future dividend decisions will be subject to future earnings levels and the financial condition of CMP Group and Central Maine and will reflect the evaluation by their Board of Directors of then existing circumstances.

Item 6.   SELECTED FINANCIAL DATA.
------    -----------------------

The following table sets forth selected consolidated financial data of CMP Group and Central Maine for the five years ended December 31, 1995 through 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Items 7 and 8 hereof. The selected consolidated financial data for the years ended December 31, 1995 through 1999 are derived from the audited consolidated financial statements of Central Maine and CMP Group.

Selected Consolidated Financial Data

(Dollars in Thousands, Except Per Share Amounts)

                                          CMP Group                                      Central Maine

                                    1999           1998          1999           1998           1997          1996          1995
                                    ----           ----          ----           ----           ----          ----          ----

Electric operating revenue       $  953,711      $  938,739    $  953,501   $  938,561       $  954,176    $  967,046    $  916,016
Net income (loss)                    54,854          52,910        68,740       54,823           13,422        60,229        37,980
Long-term obligations               122,542         346,281       120,186      343,834          400,923       587,987       622,251
Redeemable preferred stock              910          18,910           910       18,910           39,528        53,528        67,528
Total assets                      2,047,260       2,262,884     2,001,834    2,223,480        2,298,966     2,010,914     1,992,919
Earnings (loss) per common
share                                 $1.69           $1.63         $2.10        $1.56            $0.16         $1.57         $0.86
Dividends declared per
common share                          $0.90           $0.90        $1.305        $0.675*          $0.90         $0.90         $0.90

*1998 fourth quarter dividend of $0.225 per share was declared and paid in January 1999.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------     ------------------------------------------------------------
           AND RESULTS OF OPERATIONS OF CMP GROUP ANDCENTRAL MAINE POWER COMPANY

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

Factors that could cause actual results to differ materially include, among other matters, the results of the pending merger with Energy East, electric utility industry restructuring, including the ongoing state and federal activities that will determine Central Maine's ability to recover its stranded costs and the cost of upgrades of transmission facilities to accommodate new merchant generating plants; future economic conditions, earnings-retention and dividend-payout policies; developments in the legislative, regulatory, and competitive environments in which CMP Group and Central Maine operate; investments in unregulated businesses; and other circumstances that could affect anticipated revenues and costs, such as unscheduled maintenance and repairs of transmission and distribution facilities, unanticipated environmental cleanups and compliance with new or re-interpreted laws and regulations affecting the operation of the business.

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

Results of Operations

                                               CMP
                                              Group                              Central Maine
                                              -----                              -------------
                                                         (dollars in millions)
Net income (loss) Twelve months ended:

     December 31, 1999                         $54.9          $1.69/share             $68.7
     December 31, 1998                          52.9          $1.63/share             $54.8
                                                ----                                   ----
     Increase                                 $  2.0                                  $13.9

Earnings (loss) applicable to common
stock
   Twelve months ended:

     December 31, 1999                           N/A                                  $65.4          $2.10/share
     December 31, 1998                           N/A                                  $50.0          $1.56/share
                                                                                       ----
     Increase                                                                         $15.4

Consolidated net income for CMP Group in 1999 was $54.9 million or $1.69 per share, compared to $52.9 million or $1.63 per share for 1998. Central Maine provided approximately 96 percent of CMP Group's revenues in 1999 or $65 million of net income. Central Maine's earnings applicable to common stock increased $15.4 million over 1998.

Other subsidiary operations and the costs of the pending merger with Energy East account for the remaining decrease in CMP Group net income. The most significant portion of the other consolidated subsidiaries operations is a $10 million non-cash loss associated with the MaineCom subsidiary's 38 percent interest in Northeast Optic Network, Inc.

Central Maine's operating income was $131 million in 1999 compared to $127 million in 1998. Service area sales were up significantly over 1998, as detailed below, reflecting the return to normal levels of electric service usage, which were depressed in 1998 due to a severe January ice storm and economic growth in the region during 1999. These forces contributed to an overall revenue growth of
3.5 percent before consideration of a negotiated rate case settlement, or 1.4 percent after giving effect to the settlement.

The rate case settlement resolved several ratemaking issues associated with finalizing Central Maine's revenue requirements and prices for operating as a non-generating transmission-and-distribution utility upon the advent of retail customer choice of energy supplier on March 1, 2000. The introduction of retail choice and the 1999 divestiture of Central Maine's generation were among the requirements of the Maine electric utility industry restructuring statute that became law in 1997.

As part of the rate case settlement, Central Maine agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001.

Operating expenses increased less than 1 percent, primarily as a result of the sale of generation assets and prudent cost controls. On April 7, 1999 Central Maine completed the sale of its non-nuclear generating assets to affiliates of FPL Group, for $846 million.

The generation sale proceeds substantially exceeded the remaining book value of the assets. The gain resulting from the sale has been deferred as required by the MPUC. The deferred gain will be amortized in future years providing Central Maine with the opportunity to reduce its stranded costs and reduce transmission-and-distribution rates for customers. Central Maine used cash proceeds from the sale to reduce long-term debt, thereby reducing interest costs. Remaining cash proceeds were invested and contributed interest income to the 1999 results. Overall earnings applicable to common stock was $15 million higher than 1998.

The future impact of the state-mandated sale of generation assets and the settlement of the rate case, which established prices for the remaining transmission-and-distribution services, will be lower overall costs and revenues for Central Maine. In the future, energy charges will not be part of Central Maine revenues, except for the standard offer service for large customers, but will be revenues of the competitive energy providers' operation. The MPUC set Central Maine's authorized return on common equity at 10.5 percent, with an equity component of 47 percent of total capital.

As a result of the generation asset sale and the resulting rate treatments, Central Maine estimates that residential and small general service customers, who comprise about 90 percent of the company's accounts, will see total-bill savings for both energy (provided by competitive energy providers) and delivery charges (provided by Central Maine) of about 10 percent after March 1, 2000. Because the third party standard offer energy service for large customers was priced higher than the service for residential and small-business customers, Central Maine projects that total-bill savings for large customers will be less than 5 percent unless they select a competitive energy provider. Further, because energy-supply competition has been slow to develop, Central Maine expect that total-bill savings for customers will, for a limited time at least, primarily reflect reductions in its delivery charges rather than in energy-supply services.

Operating Revenues

CMP Group's electric operating revenue increased by $15.0 million or 1.6 percent to $953.7 million in 1999, and decreased by $15.4 million or 1.6 percent in 1998 to $938.7 million. Higher sales volume due to positive growth in all customer classes, except wholesale, and electricity sales to some former Central Maine generating facilities, now owned by FPL, helped to increase revenues in 1999. Wholesale customers became customers of FPL at the time of the sale. Revenues would have been $20 million higher, were it not for the earnings sharing adjustment in the rate case settlement. See Note 3 of Notes to Consolidated Financial Statements for more information. The major components of the change in electric operating revenue are as follows:

                                                          1999        1998

Revenue from Central Maine service-area kwh sales        $ 30.3      $(20.2)
Rate case settlement (Note 3)                             (20.0)        -
Revenues from non-territorial sales                        (3.7)        6.2
Other operating revenue                                     6.1         4.5
MEPCO and other subsidiaries                                2.3        (5.9)
                                                           ----        ----
                                                         $ 15.0      $(15.4)
                                                           ====        ====

Service Area Kwh Sales. Central Maine's service-area sales of electricity totaled approximately 9.21 billion kilowatt-hours for the year ended December 31, 1999, up from the 9.05 billion kilowatt-hour level of a year ago.

Central Maine's service-area sales for the years 1999, 1998 and 1997 are shown in the following table:

         (Kilowatt-hours in millions)
                                1999              1998              1997
                                ----              ----              ----
                                       %                %                 %
                           KWH       change   KWH     change    KWH     change
                           ---       ------   ---     ------    ---     ------
Residential ............. 2,859       3.6%   2,761     (2.0)%  2,817     (0.4)%
Commercial .............. 2,701       5.4    2,563      1.3    2,529      1.6
Industrial .............. 3,568       2.3    3,487     (7.8)   3,784      2.6
Wholesale and
  lighting ..............    83     (65.7)     242      6.1      228      5.3
                          -----              -----             -----
Total Service-
  Area Sales ............ 9,211       1.8%   9,053     (3.2)%  9,358    1.5 %
                          =====              =====             =====


The primary factors in the service-area kilowatt-hour sales overall increase in 1999 were (1) the absence of an ice-storm in 1999 of the kind that caused widespread customer outages in January 1998, (2) an unusually warm summer, (3) a cold 1998-1999 winter season, and (4) a strong Maine economy and the company's marketing efforts.

The average number of residential customers increased by 5,864 in 1999, 4,607 in 1998 and 4,822 in 1997, while average usage per residential customer increased
2.3 percent in 1999, decreased 3.0 percent in 1998 and 1.5 percent in 1997.

The 1999 electricity sales to some former Central Maine generating facilities now owned by FPL helped to boost sales to the commercial sector. In addition, increased sales in the retail trade and service sectors which comprise the largest percentage of commercial sales, were due to continued strength in Maine's economy.

Industrial sales levels are significantly affected by sales to the pulp-and-paper industry, which has accounted for approximately 56 percent of industrial sales and approximately 22 percent of total service-area sales. Sales to the pulp-and-paper sector increased by 1.4 percent in 1999, decreased 14.4 percent in 1998 and increased by 0.8 percent in 1997. The increase in 1999 was due primarily to a strong economy. The decrease in 1998 was due primarily to the closing of two pulp and paper mills and the expiration of a buy-sell contract with a third paper mill. In addition, weakness in Asian economies progressively impacted Maine's manufacturing sector in 1998, resulting in lower than expected kwh sales in the industrial sector. The decrease in 1997 was due primarily to the permanent shutdown of one paper mill. Sales to all other industrial customers as a group increased 3.5 percent in 1999, 2.2 percent in 1998 and 8.2 percent in 1997.

Operating Expenses

The sale of Central Maine's generating assets had a significant effect on operating expenses when comparing 1999 to 1998. Fuel used for company generation decreased by $20 million, as these expenses were no longer applicable after the sale. Purchased power - energy increased by $23.5 million after the effects of several factors. Energy purchases increased after the asset sale due to the need to purchase power from FPL and higher sales volume. This was offset by lower non-utility generator purchases, lower oil costs and $27.9 million allowed amortization of incremental power supply costs from the asset sale.

Purchased power - capacity expense increased by $26.6 million in 1999 over 1998. Capacity charges were $20 million higher due to the greater volume of purchases. Contract restructuring of non-utility energy providers accounted for an additional $20 million in increased costs versus 1998. Partially offsetting these were decreases in nuclear costs, mostly associated with Maine Yankee, amounting to $13.4 million, due to lower operating costs.

Other operations expense for CMP Group increased $25.2 million. Approximately $27 million was due to reporting differences for subsidiary operations in 1999 versus 1998. Subsidiary operations were fully consolidated in 1999, but for 1998 results reflect consolidations from September forward. Prior to September 1998 subsidiaries were accounted for on an equity basis as the results of consolidating the subsidiaries was deemed immaterial. Power production expenses decreased by $6.6 million due to the asset sale. Nuclear production expenses reflects a decrease of $4.8 million as a result of the settlement of the Millstone Unit 3 litigation. Transmission expenses increased by approximately $10.7 million due to continuing costs for the ISO and NEPOOL for transitioning to deregulation. Distribution expenses increased by approximately $4 million due to temporary increased costs caused by Central Maine's operations personnel working in a maintenance capacity and to subsequent clean-up efforts that resulted from the 1998 ice storm. Maintenance expenses reflect the corresponding decrease of $3.7 million. Other decreases in operating expenses include $2.1 million in uncollectible account charge-offs, and $1.5 million in low-income program amortization costs which ended in December, 1998.

CMP Group's maintenance expense decreased by $7.8 million, mainly due to the asset sale. Other activity included an increase of $1.1 million related to merchant plant activity, and the $3.7 million decrease related to the 1998 ice storm as described above.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $12.4 million compared to 1998 as a result of higher pre-tax earnings in 1999. The effective tax rate for the year ended December 31, 1999 was 48.2 percent. The flowthrough of ITC and ARAM significantly decreased the effective tax rate by approximately 15%. This was offset by the non-provided deferred taxes on the generation assets sold which increased the effective tax rate by approximately 24%. Another factor causing the effective rate to be higher than the statutory rate was the reversal of book interest expense related to carrying costs on the deferred gain on sale of generating assets, which is not deductible for tax purposes.

Other Income and Expense

Equity in Earnings of Associated Companies for CMP Group decreased by $8.9 million for the year ended December 31, 1999, compared to 1998. The decrease is due primarily to losses associated with NEON of $10.6 million, which is an equity investment of MaineCom, a CMP Group subsidiary.

CMP Group's gain on sale of investments and properties decreased in 1999 by $17.0 million and by $12.6 million for Central Maine. The decrease is due primarily to the following:

                                                         Change 1999/1998
   (Dollars in millions)                             CMP Group     Central Maine
                                                     ---------     -------------

   Sale of New England Fibre by MaineCom in 1998        $(9.5)      $   -
   Sale of stock in NEON in 1998                         (3.1)          -
   Gas pipeline easement sales net of reversals          (6.8)         (6.8)
   Sale of land in 1998                                  (3.6)         (3.6)
   Union-Water generating asset sale                      5.1           -
   Other - miscellaneous                                   .9          (2.2)
                                                       ------        ------
                                                       $(17.0)       $(12.6)
                                                        ======        ======

In 1999, the MPUC ruled that gains from the sales of easements to gas companies in 1998 and 1999 should be shared between ratepayers and shareholders. CMP recorded these gains as income in 1998 based on its interpretation of the appropriate rate treatment. Ratepayers will receive 90 percent of the benefit amortized over 5 years, while shareowners received 10 percent of the benefit immediately. The gas pipeline reversals detailed above reflect compliance with the new MPUC ruling for the 1998 easement sales.

A portion of the gain on sale of generation assets amounting to $28.5 million was allowed in 1999 by the MPUC to offset the property tax timing differences for which deferred taxes were never provided. A corresponding charge to income tax expense resulted in no impact to net income. See Note 2 "Income Taxes" of Notes to Consolidated Financial Statements for more details.

Interest income increased by $12.8 million due to investments from proceeds of the generation asset sale.

CMP Group's Other Interest Expense increased by $19.1 million for the year 1999 as compared to 1998. The increase was due primarily to interest accruing to ratepayers of $16.3 million associated with the deferred gain of $536.4 million relating to Central Maine's generation asset sale to FPL and $4.9 million due to the interest expense on the settlement of a tax liability for tax years 1992 to 1994 with the IRS. This increase was offset by lower debt levels and associated interest costs after proceeds from the generation asset sale were used to redeem pollution control bonds and medium-term notes.

Other interest expense increased in 1998 over 1997 primarily due to higher levels of borrowing on Central Maine's revolving credit facility to meet working capital needs.

On October 1, 1999 Central Maine redeemed $18 million of its 7.999% Preferred Stock, reducing dividends by approximately $592 thousand for the year ended December 31, 1999, compared to 1998. On July 1, 1998, Central Maine redeemed the final $7 million of its 8 7/8% Preferred Stock under the mandatory sinking-fund provision, reducing dividends in total by approximately $932 thousand for 1998 compared to 1997. On April 1, 1998 Central Maine redeemed all of its 7 7/8% Preferred Stock ($30 million), reducing dividends by approximately $1.8 million for the year ended December 31, 1998, compared to 1997. On June 8, 1998, $11.6 million of the outstanding 7.999% Preferred Stock was repurchased, further reducing dividends by approximately $697 thousand for the year ended December 31, 1998, compared to 1997.

Proposed Merger with Energy East

On June 14, 1999, CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

Pursuant to the merger agreement, EE Merger Corp. will merge with and into CMP Group with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. We expect the merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., to occur shortly after all of the conditions to the consummation of the merger, including the receipt of required regulatory approvals, are satisfied.

Under the terms of the merger agreement, each outstanding share of CMP Group common stock, $5.00 par value per share, other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash. Pursuant to the merger agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group Common Stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC and the Connecticut DPUC have approved the merger. Other approvals are pending from the FERC and the SEC. If the remaining approvals are granted, we estimate that the merger could be completed around mid-2000.

Alternative Rate Plan

Central Maine's ARP was in effect from January 1, 1995, through December 31, 1999. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provided for one annual adjustment of an inflation-based cap on each of Central Maine's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC continued to regulate Central Maine's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP was intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

The ARP contained a mechanism that provided price caps on Central Maine's retail rates to be adjusted annually on each July 1, commencing in 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applied to all of Central Maine's retail rates.

A specified standard inflation index was the basis for each annual price-cap change. The inflation index was reduced by the sum of two productivity factors, a general productivity offset of 1.0 percent, and a second formula-based offset that started in 1996 and was intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the five-year initial term of the ARP.

The sharing mechanism could adjust the subsequent year's July price-cap change in the event Central Maine's earnings were outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55 percent allowed return in 1995 and indexed annually for changes in capital costs). Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. The ROE used for earnings sharing was increased to 11.5 percent effective with the July 1999 price change.

The ARP also provided for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, and penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defined mandated costs that would be recoverable by Central Maine notwithstanding the index-based price cap. To receive such treatment, the annual revenue requirement related to a mandated cost must have exceeded $3 million and have a disproportionate effect on Central Maine or the electric-power industry.

The components of the last three ARP price increases are as follows:

                                          1999         1998         1997
                                          ----         ----         ----

 Inflation Index                            .89%        1.78%        2.12%
 Productivity Offset                      (1.00)       (1.00)       (1.00)
 Qualifying Facility Offset                 .04         (.29)        (.42)
 Earnings Sharing                           -           1.12             -
 Flowthrough and Mandated Items             .12         (.28)         .40
                                          -----         ----        -----
                                            .05%        1.33%        1.10%
                                          =====         ====         ====

The 1997 and 1998 price increases were approved by the MPUC and implemented.

Central Maine elected not to increase prices in 1999.

On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, except that the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to
1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated cost would be recoverable, not the entire $3 million non-cumulative cost recoverable under the 1995-1999 ARP. The rate of return on equity of 10.5 percent established by the MPUC effective March 1, 2000, would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is subject to MPUC approval.

Electric-Utility Industry Restructuring

Maine Restructuring Legislation. The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned utilities were required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

The legislation also required investor-owned utilities to sell their rights to the capacity and energy from all undivested generation assets after February 29, 2000, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders and in December 1999 contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements for a two-year period commencing March 1, 2000.

As a transmission-and-distribution utility since March 1, 2000, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group has determined that it does not intend to create such an affiliate.

For a summary of other provisions of the 1997 legislation, see our Annual Report on Form 10-K for the twelve months ended December 31, 1998.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates to be effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because all of the necessary information was not yet available.

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

In the area of revenue requirements, the Phase I order did not establish definitive amounts, but did contain the MPUC's conclusion that the appropriate cost of common equity for Central Maine as a transmission-and-distribution company was 10.50 percent, with a common-equity component of 47 percent. In dealing with rate design, the MPUC again limited itself primarily to establishing principles that would guide it in designing Central Maine's rates to be effective March 1, 2000.

On July 1, 1999, Central Maine filed its Phase II case with the MPUC. In that filing Central Maine updated certain test-year data to reflect known and measurable changes to its revenue requirement, updated its stranded cost estimate to reflect actual data from the April 1999 closing of its generation-asset sale, and proposed its rate design based on the principles enunciated in the Phase I order. Some of the information needed to establish rates was still incomplete in that filing, however, since neither the auction of the output of Central Maine's non-divested generation resources nor the bid process for "standard-offer" service (for those customers who do not select a competitive energy supplier) had been completed. In addition, several issues raised by the Phase I MPUC order remained unresolved, including, among others,
(i) whether the MPUC could require the unamortized investment tax credits and excess deferred income taxes associated with the sale of Central Maine's generation assets to be flowed through to ratepayers, and (ii) the rate treatment of the gain on the sale of Union Water's generation-related assets to FPL and employee transition costs resulting from the generation-asset sale.

In an order dated December 3, 1999, in a separate but related proceeding, the MPUC approved Central Maine's plan for the sale of the output of its non-divested generation assets. In another related proceeding, by order dated October 25, 1999, the MPUC accepted a competitive energy supplier's bid to provide standard-offer service to Central Maine's residential and small commercial customers who did not select a competitive energy supplier after March 1, 2000. In the same order the MPUC rejected all of the standard-offer bids for Central Maine's medium and large commercial and industrial customers and sought a second round of bids. In the December 3 order the MPUC rejected all of the second round of standard-offer bids for Central Maine's medium and large classes and ordered that Central Maine arrange such service for those classes.

On January 19, 2000, the MPUC issued its Phase II order determining Central Maine's revenue requirement as a transmission-and-distribution utility, effective March 1, 2000. In the order the MPUC disallowed approximately $8 million of the approximately $12 million revenue increase requested in Central Maine's Phase II filing, which had been based on certain known and measurable changes to its revenue requirement.

A negotiated settlement approved by the MPUC on January 27, 2000, resolved the major issues remaining outstanding in the final phase of the ratemaking proceeding. The settlement confirmed that the $18.2 million of unamortized investment tax credits and excess deferred income taxes related to Central Maine's generation-asset sale would flow through to shareholders pursuant to the normalization rules of the Internal Revenue Code. In addition, Central Maine agreed not to seek judicial review of an August 2, 1999 MPUC order regarding the treatment of gains from sales of easements that required Central Maine to recognize 10 percent of the gain currently with the remaining 90 percent being amortized over 5 years, effective as of the dates of the 1998 and 1999 sale transactions. Central Maine also agreed not to seek reconsideration of other cost-of-service updates in the rate case or to challenge an $4.7 million disallowance of employee transition costs, and to withdraw its appeal of the rate treatment of the gain on Union Water's generation-related assets.

The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected a recent resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone 3 unit, in which Central Maine owns a 2.5-percent interest.

As part of the settlement Central Maine also agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001.

Finally, the rate settlement established Central Maine's rates as a transmission-and-distribution utility effective March 1, 2000. A separate order fixed the standard-offer prices for Central Maine's medium and large commercial and industrial customers at levels intended to reflect current market pricing and to avoid under-collection of Central Maine's costs.

The combined after-tax effect of the provisions of the ratemaking settlement, including the earnings cap, was to reduce CMP Group's net income for 1999 by $11 million.

Central Maine estimates that customers on its standard residential rate and small commercial customers will save an average of nine to ten percent on their total electric bills after March 1, 2000, compared to earlier bills for the same kwh usage. Central Maine believes that its medium and large commercial and industrial customers can realize savings ranging from minimal to almost fifteen percent, with the greater savings going to customers who select a competitive energy supplier rather than taking the standard-offer service.

Sale of Generation Assets

On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.3 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine retained), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.4 million.

Central Maine recorded a pre-tax deferred gain of $518.8 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in 1999, which eliminated most income recognition. Central Maine did record an income impact from the sale amounting to $18 million associated with the related unamortized investment credits and excess deferred tax reserves as required by the IRS regulations. Central Maine also recorded curtailment and special termination deferred charges of $5.2 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation-asset sale. These deferred charges are being amortized over a three-year period beginning March 1, 2000, as required by the MPUC. The regulatory liability for the asset sale gain, including interest, amounted to approximately $548 million at December 31, 1999, and is being amortized over an 8.5 year period beginning March 1, 2000. The amortization will vary from year to year.

With the cash proceeds of the sale Central Maine redeemed the remaining $118.7 million of its outstanding General and Refunding Mortgage Bonds on May 10, 1999, and paid at maturity $47 million of its medium-term notes on May 4, 1999. On June 1, 1999, Central Maine redeemed $180 million of its medium-term notes, as well as all of the outstanding $10 million Town of Yarmouth Pollution Control Revenue Bonds, which had been issued in 1977 and 1978. On August 31 and September 9, 1999 Central Maine paid at maturity another $40 million of medium-term notes. Approximately $293.5 million of the proceeds were required for federal and state income taxes resulting from the sale and $45.4 million for incremental energy purchases to meet Central Maine's power-supply obligations until the start of retail competition on March 1, 2000. Central Maine expects to transfer the balance to its parent, CMP Group.

As required by the Maine restructuring legislation, on July 30, 1999, Central Maine offered at auction its rights to the capacity and energy from its undivested generation assets and generation-related business. Upon completion of the auctions, in December 1999 Central Maine contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit No. 3) and its NUG contract entitlements to the successful bidder for a two-year period commencing March 1, 2000. Central Maine also auctioned its Hydro-Quebec entitlement to a different buyer for the same period. All of the auction results were approved by the MPUC.

Expansion of Lines of Business

General. CMP Group has been expanding its business opportunities through investments that capitalize on core competencies. CMP International Consultants (d/b/a CNEX), a wholly owned subsidiary of CMP Group, provides management, planning, consulting and research and information services to foreign and domestic utilities and government agencies. TeleSmart, a wholly owned subsidiary of CMP Group, which provided accounts receivable management services for utility clients was closed by CMP Group on February 14, 2000, after a review of the subsidiary's prospects. The Union Water-Power Company, a wholly owned subsidiary of CMP Group, provides utility construction and support services (On Target division); energy efficiency performance contracting and energy use and management services (Combined Energies division); and real estate development services (UnionLand Services division).

Telecommunications. MaineCom Services, which is wholly owned by CMP Group, provides telecommunications services, including point-to-point connections, private networking, consulting, private voice and data transport, carrier services, and long-haul transport. MaineCom Services also holds, through wholly owned New England Business Trust, an approximately 38-percent interest in NorthEast Optic Network, Inc. ("NEON"), a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city, and interstate facilities. NEON owns and operates and is expanding a fiber optic network in New England and New York, utilizing primarily electric utility rights of way, including some of Central Maine's and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder.

On November 23, 1999, NEON announced two major agreements, one with Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc., and the other with Excelon, a wholly owned subsidiary of PECO Energy, Inc. The agreements effectively expand the reach of the network to include the Philadelphia, Baltimore and Washington, D.C., areas. As the agreements are implemented, CEC will obtain an approximately ten-percent interest in NEON and Excelon an interest of approximately nine percent.

In August 1998 NEON completed initial public offerings of $48 million of common stock and $180 million of senior notes. As part of the common-stock offering Central Maine sold some of the shares it then owned in NEON for approximately $3.1 million. With some of the proceeds of the offerings NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement.

On February 15, 2000, CMP Group announced that New England Business Trust intended to sell approximately 2.5 million shares of its 6.177-million-share common-stock holding in NEON through an underwritten public offering expected to be completed during the second calendar quarter of 2000. Although the market value of NEON's common stock has increased substantially since NEON's 1998 initial public offering, CMP Group cannot accurately estimate the amount of proceeds to be realized through the planned offering.

CMP Group believes that although NEON operated at a loss in 1999, there is a need for the fiber optic network it is constructing in the northeastern United States. CMP Group, however, cannot predict the future results of NEON's operations.

Natural Gas Distribution. New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, held approximately a twenty-two percent interest at December 31, 1999 in CMP Natural Gas, L.L.C. ("CMP Natural Gas"). CMP Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East. CMP Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. On December 13, 1999, the MPUC authorized CMP Natural Gas to provide service to the Calpine plant, as well as the unserved areas in the town of Gorham and on February 18, 2000, the MPUC approved an affiliated-interest transaction allowing CMP Natural Gas to construct the pipeline on Central Maine's transmission corridor.

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

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

FERC Rate Case. On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine is recovering its Maine Yankee costs in accordance with its most recent rate order from the MPUC.

Finally, the Maine Agreement requires Central Maine and the other two Maine Utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.2 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in year 2000 and does not believe that it will incur any liability in 2001.

CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

Interests in Other Nuclear Plants

Connecticut Yankee. In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996. Central Maine estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant to be approximately $25.1 million and has recorded a corresponding regulatory asset and liability on the consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses. Contested issues relating to Connecticut Yankee's decommissioning rates, as well as the prudence of operating that plant and the decision to cease operations, remain pending before the FERC.

Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. Central Maine estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $2.4 million. This estimate has been recorded as a regulatory asset and liability on Central Maine's balance sheet. Central Maine's current share of costs related to the shutdown of Yankee Atomic is being recovered through rates.

Vermont Yankee. The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012. On October 15, 1999, Vermont Yankee agreed to sell the Vermont Yankee plant for $22 million, subject to certain adjustments, to AmerGen Energy Company LLC ("AmerGen"). AmerGen agreed, among other commitments, to assume the decommissioning cost of the unit after it is taken out of service, and the Vermont Yankee sponsors, including Central Maine, agreed to fund the uncollected decommissioning cost up to a negotiated amount at the time of the closing of the sale. The sponsors also agreed either to enter into a new purchased-power agreement with AmerGen or to buy out such future power payment obligations by making a fixed payment to AmerGen. Central Maine elected to enter into a twelve-year purchased-power agreement and intends to sell its power entitlement at the market rate. The sponsors' obligation to consummate the sale is conditioned upon the receipt of satisfactory regulatory approvals.

Millstone Unit 3. Pursuant to a joint ownership  agreement,  Central Maine has a
2.5 percent direct ownership interest in the Millstone 3 nuclear unit in Waterford, Connecticut, which is operated by Northeast Utilities. This facility was off-line from March 31, 1996, to July 1998, due to NRC concerns regarding license requirements. In August 1997 Central Maine and the other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners are seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs. Since the filing of the suit and arbitration claim, the parties engaged in resolving preliminary issues and in extensive pre-hearing discovery. The arbitration hearing began on November 16, 1999.

On January 28, 2000, Central Maine entered into a settlement agreement with the defendants and subsequently dismissed its lawsuit and arbitration claim. The settlement is generally similar to earlier settlements with the defendants by two joint owners which own in the aggregate approximately sixteen percent of the unit. It calls for the payment of $4.8 million to Central Maine and other amounts contingent upon future events, and would result in Central Maine's 2.5-percent interest in the unit being included in the auction of the majority interests and certain of the minority interests in the Millstone units expected to be completed by 2001.

Central Maine is obligated to pay its proportionate share of the operating expenses, including depreciation and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to the joint ownership agreement for Millstone 3, Central Maine is similarly obligated to pay its proportionate share of the operating costs of Millstone 3. Central Maine is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies and Millstone 3. The estimated decommissioning costs are paid as a cost of energy in the amounts allowed in rates by the FERC and passed through to Central Maine's ratepayers as a component of its transmission-and-distribution revenue requirement approved by the MPUC.




Non-Utility Generators

In accordance with prior MPUC policy and the ARP, $84.5 million of power-purchase contract buy-out or restructuring costs incurred since January 1992 are included in Deferred Charges and Other Assets on Central Maine's balance sheet and were being amortized over their respective fuel savings periods. A significant portion of these costs were written off on March 1, 2000 per the rate case settlement.

During 1999 Central Maine purchased or restructured three power-purchase contracts which it expects will result in savings to its customers the equivalent of approximately $30.3 million in net present value.

NEPOOL and Regional Open-Access Transmission

In 1996 the FERC issued Order No. 888, which requires all public utilities that own, control or operate facilities used for transmitting electric energy in interstate commerce to file open access non-discriminatory transmission tariffs that offer both load-based, network and contract-based, point-to-point service, including ancillary service to eligible customers containing minimum terms and conditions of non-discriminatory service. This service must be comparable to the service they provide themselves at the wholesale level; in fact, these utilities must themselves take the wholesale transmission service they provide under the filed tariffs. The order also permits public utilities and transmitting utilities the opportunity to recover legitimate, prudent and verifiable wholesale stranded costs associated with providing open access and certain other transmission services. It further requires public utilities to functionally separate transmission from generation marketing functions and communications. The intent of this order is to promote the transition of the electric utility industry to open competition. Order No. 888 also clarifies federal and state jurisdiction over transmission in interstate commerce and local distribution and provides for deference of certain issues to state recommendations.

In 1996 the FERC also issued Order No. 889, which requires public utilities to functionally separate their wholesale power marketing and transmission operation functions and to obtain information about their transmission system for their own wholesale power transactions in the same way their competitors do through the Open Access Same-time Information System ("OASIS"). The rule also prescribed standards of conduct and protocols for obtaining the information. The standards of conduct are designed to prevent employees of a public utility engaged in marketing functions from obtaining preferential information.

NEPOOL is a voluntary organization open to any entity engaged in the electric business, such as investor-owned utilities, municipal and cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, responding to the FERC orders on behalf of its participants, filed a restructuring proposal with FERC. The NEPOOL proposal was the product of over two years of discussions and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the NEPOOL restructuring proposal were the implementation of a regional NEPOOL open access transmission tariff ("NEPOOL Tariff"), the creation of an independent system operator ("ISO"), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

The NEPOOL Tariff, which became effective on March 1, 1997, ensures non-discriminatory open access to the regional transmission network by providing a single rate for all transactions that utilize NEPOOL's bulk power transmission facilities. The NEPOOL Tariff promotes competition in the New England power market through its single transmission rate structure. All regional service within NEPOOL, except for wheeling through or out, is to be provided as a network service.

In June 1997 FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL ("ISO-New England"), effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO was consistent with the public interest under
Section 203 of the Federal Power Act.

In April 1998 FERC accepted the NEPOOL Tariff conditioned on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the FERC's April 1998 Order. While there were a large number of changes in the filing, the principal areas of change related to the addition in the NEPOOL Tariff of a separately available internal point-to-point service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a non-use charge with an in-service charge across interconnections. The FERC issued its order accepting a settlement in July 1999 and a compliance filing was completed in September 1999.

To give market participants more choice and to foster competition, the restructured NEPOOL proposed the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL called for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products are market-priced, being based on bid-clearing pricing rather than the earlier cost-based pricing. Market participants meet their responsibility for these products by buying or selling those services through bilateral transactions or through the regional power exchange administered through the ISO. In October 1997 FERC issued an order permitting implementation of the installed capability market, which commenced in April of 1998. On April 6, 1999, FERC issued an order approving market rules, and on May 1, 1999, the remaining markets (operable capability, energy, automatic generation control and the reserve markets) were implemented. In February 2000 FERC accepted an amendment to the Restated NEPOOL Agreement that terminated the operable capability market effective March 1, 2000.

On May 13, 1999, the FERC issued a notice of proposed rulemaking that would amend FERC's regulations under the Federal Power Act to facilitate the formation of regional transmission organizations ("RTO"). On December 20, 1999, the FERC issued Order No. 2000, which requires all public utilities that own, operate or control interstate electric transmission to file a proposal for an RTO by October 15, 2000, or, in the alternative, a description of any efforts by the utility to participate in an RTO, the reasons for not participating and any obstacles to participation, and any plans for further work toward such participation. Order No. 2000 anticipates operational RTOs by December 15, 2001. Central Maine is reviewing the order to determine, among other matters, its effects on Central Maine's operations as a transmission-and-distribution utility and the extent to which changes in the structure and operations of ISO-New England may be required.

On December 30, 1999, NEPOOL submitted to FERC a proposed plan to manage congestion on the NEPOOL transmission system. NEPOOL is considering revisions to its proposal, which, if a consensus of its members can be achieved, it plans to file by March 31, 2000, for FERC's consideration. Congestion management has become a complex issue in the new transmission environment due in part to the large number of merchant generating plants under construction or proposed at various sites in New England, including sites in Central Maine's service area.


"Year 2000" Computer Issues

CMP Group recognized the potential for adverse consequences related to the "Year 2000 computer problem" and, through Central Maine, initiated its Year-2000 remediation efforts in 1996. CMP Group developed and executed a broad-based and comprehensive project plan, at a cost of $4 million, for identifying and addressing any Year-2000 related problems. CMP Group systems continued to run smoothly before, during, and after the Year 2000 transition, with no disruption of electric service to customers and with no negative financial or operational impacts.

Liquidity and Capital Resources

From 1995 through 1999 increases in Central Maine's retail rates were limited by Central Maine's ARP. For a discussion of the features of the ARP, see Note 3, "Regulatory Matters" - "Alternative Rate Plan."

Approximately $105.6 million and $119.6 million of cash were provided during the year ended December 31, 1999 for CMP Group and Central Maine, respectively, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $44.5 million and $36.6 million of cash were used for fluctuations in certain assets and liabilities and from other operating activities for CMP Group and Central Maine, respectively. In addition $38.4 million of incremental power costs was incurred due to the sale of generation assets.

The major components include the following:

CMP Group investing activities provided approximately $500.5 million of cash for the year ended December 31, 1999. The major components include the following: proceeds of $850.6 million from the generation asset sale, utilization of $291.9 million for tax payments and $17.9 million for selling expenses associated with the sale, proceeds of $14 million from the sale of investments and properties, and construction expenditures, which utilized $72.2 million in cash for the year ended December 31, 1999. Central Maine received $13.9 million in deposits from customers relating to pending merchant plant activity. Central Maine could be required in the future to refund some or all of the customer deposits associated with merchant plant pending finalization of FERC rules regarding the responsibility for funding associated network upgrades. In order to accommodate existing and future loads on its electric system Central Maine is engaged in a continuing construction program. Central Maine's plans for improvements and expansions, its load forecasts and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, customer growth, the number of merchant plants constructed in Central Maine territory, and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing, and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During 1999 CMP Group paid dividends on common stock of $29.2 million, while preferred-stock dividends, paid by Central Maine, utilized $3.2 million of cash.

Central Maine's Articles of Incorporation limit the unsecured indebtedness that may be outstanding to 20 percent of capitalization, as defined, without the consent of the holders of Central Maine's preferred stock; 20 percent of defined capitalization amounted to $119 million as of December 31, 1999. Unsecured indebtedness, as defined, amounted to $57 million as of December 31, 1999. Central Maine's $500 million medium-term note program, having received the consent of Central Maine's preferred stockholders in May 1997, is not included in "unsecured indebtedness" for purposes of the 20-percent limitation. On December 31, 1999, Central Maine had $70 million of its medium-term notes outstanding.

On May 10, 1999, Central Maine redeemed its last two series of General and Refunding Mortgage Bonds. On July 27, 1999, Central Maine discharged its General and Refunding Mortgage Indenture, leaving no class of secured debt then outstanding,

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million by agreement of the parties, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Central Maine terminated the two facilities on October 21, 1999.

On December 31, 1999, Central Maine entered into a new $75 million three-year secured revolving-credit facility with three banks, with The Bank of New York acting as administrative agent. The facility provides for LIBOR-priced and base-rate-priced loans, which are secured by a security interest in Central Maine's accounts receivable. The arrangement also requires the payment of customary fees, based in large part on Central Maine's credit ratings. The amount of Central Maine's short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. No loans were outstanding under the new facility at December 31, 1999.

On February 15, 2000, CMP Group announced that New England Business Trust intended to sell approximately 2.5 million shares of its 6.177-million-share common-stock holding in NEON through an underwritten public offering expected to be completed during the second calendar quarter of 2000. Although the market value of NEON's common stock has increased substantially since NEON's 1998 initial public offering, CMP Group cannot accurately estimate the amount of proceeds to be realized through the planned offering.

In August 1998, the MPUC approved Central Maine's application to purchase up to 11 million shares of its outstanding common stock over a three-year period, with a limitation of three million shares that may be repurchased prior to the closing of the sale of Central Maine's generating assets. The amount of any stock purchases and their timing by Central Maine or CMP Group will depend on the need for equity in the respective Company's capital structure, investment opportunities and other considerations. Neither Central Maine nor CMP Group has adopted a formal stock-purchase plan.

For further details on the financing activities of Central Maine and CMP Group during 1999, see Item 8, "Notes to Consolidated Financial Statements" - Note 10, "Capitalization and Interim Financing," below.

Environmental Matters

CMP Group and its subsidiaries assess compliance with laws and regulations related to hazardous substance remediation on an ongoing basis. At December 31, 1999, Central Maine had an accrued liability of $2.7 million for remediation costs at various sites. The costs at identified sites may be significantly higher if, among other things, other potentially responsible parties are not financially able to contribute to these costs or identified possible outcomes change. See Note 4, "Commitments and Contingencies." - "Legal and Environmental Matters" for further discussion.

Storm Damage Central Maine's System

In January 1998, a severe ice storm struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. In January 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm, amounting to $50.7 million plus accrued carrying costs.

In the  spring  of  1998,  the  U.S.  Congress  appropriated  $130  million  for
Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. HUD later announced that Maine would receive additional funds and on October 6, 1999, Central Maine received payment in the amount of $19.6 million from HUD. Central Maine is recovering the $34.1 million balance of the deferred storm-related costs, including $3.9 million of carrying costs, through rates over a three-year period commending March 1, 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

CMP Group is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. As of December 31, 1999, Central Maine had $70 million of medium-term notes outstanding, $10 million of which were floating, LIBOR-based rates.

                                   Variable Long Term          Fixed Long Term

Weighted Average Rates                          9.12%                   7.16%

Balance at December 31, 1999                  $35,010                $195,950

Maturity Period                             2001-2019               2000-2021




Item 8. FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA.

Index to Financial Statements and Financial Statement Schedules

Management report on responsibility for financial reporting                51

Report of Independent Accountants                                          52

Consolidated Financial Statements                                          53

CMP Group, Inc.

     Consolidated  Statement of Earnings for the three years
     ended  December 31, 1999, 1998 and 1997                               53

     Consolidated Balance Sheet as of December 31, 1999 and 1998           54

     Consolidated  Statement  of  Capitalization  and  Interim
     Financing  as of December 31, 1999 and 1998                           56

     Consolidated  Statement  of Changes in  Stockholders'  Equity
     for the three years ended December 31, 1999, 1998 and 1997            57

     Consolidated Statement of Cash Flows for the three years
     ended December 31, 1999, 1998 and 1997                                58

Central Maine Power Company

     Consolidated  Statement of Earnings for the three years ended
     December 31, 1999, 1998 and 1997                                      59

     Consolidated Balance Sheet as of December 31, 1999 and 1998           60

     Consolidated  Statement  of  Capitalization  and  Interim
     Financing  as of December 31, 1999 and 1998                           62

     Consolidated  Statement  of Changes in  Stockholders'
     Equity for the three years ended December 31, 1999, 1998 and 1997     63

     Consolidated Statement of Cash Flows for the three years ended
     December 31, 1999, 1998 and 1997                                      64

     Notes to Consolidated  Financial  Statements - CMP Group,
     Inc. and Central Maine Power Company                                  65

Financial Statement Schedule:

Central Maine Power Company

     Schedule II - Valuation and Qualifying Accounts                      140


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

The Board of Directors of CMP Group has established an Audit Committee, composed entirely of outside directors, which oversees the financial reporting process on behalf of the Board of Directors. The Audit Committee meets periodically with management, internal auditors, and the independent public accountants to review accounting, auditing, internal accounting controls, and financial reporting matters. The internal auditors and the independent public accountants have full and free access to meet with the Audit Committee, with or without management present, to discuss auditing or financial reporting matters.

PricewaterhouseCoopers LLP, independent public accountants, has been retained to audit CMP Group and Central Maine's consolidated financial statements. The accompanying report of independent public accountants is based on their audit, conducted in accordance with auditing standards generally accepted in the United States, including a review of selected internal accounting controls and tests of accounting procedures and records.

David T. Flanagan                           Sara J. Burns
CMP Group, Inc.                             Central Maine Power Company
President and Chief Executive Officer       President

Arthur W. Adelberg                          Curtis I. Call
CMP Group, Inc.                             Central Maine Power Company
Chief Financial Officer                     Treasurer


                        Report of Independent Accountants

To the Shareholders and Directors of
   CMP Group, Inc. and the Shareholders and
   Directors of Central Maine Power Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of CMP Group, Inc. and its subsidiaries ("CMP Group") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and the consolidated financial position of Central Maine Power Company and its subsidiaries ("Central Maine") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management of CMP Group and Central Maine; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Portland, Maine

January 27, 2000





                       CONSOLIDATED FINANCIAL STATEMENTS

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                 For the years ended December 31, 1999, 1998 and
                  1997 (Dollars in thousands, except per-share
                                    amounts)

                                                                              1999             1998            1997

Revenues (Notes 1 and 3)
     Electric operating revenues                                            $953,711        $938,739         $954,176
     Other non-utility revenues                                               38,945          11,588            2,070
                                                                            --------        --------        ---------
        Total Revenues                                                       992,656         950,327          956,246
                                                                             -------         -------          -------

Operating Expenses

     Fuel used for company generation (Notes 1 and 9)                         10,842          30,898           34,946
     Purchased power
        Energy (Notes 1 and 9)                                               392,878         369,411          419,144
        Other (capacity) (Note 9)                                            111,871          85,321          112,810
     Other operation                                                         238,703         213,489          210,513
     Maintenance                                                              33,180          41,051           33,973
     Depreciation and amortization (Note 1)                                   50,593          56,493           54,132
     Taxes other than income taxes                                            22,374          27,783           28,303
                                                                            --------        --------         --------
        Total Operating Expenses                                             860,441         824,446          893,821
                                                                             -------         -------          -------

Operating Income                                                             132,215         125,881           62,425
                                                                             -------         -------         --------

Other Income (Expense)

     Equity in earnings of associated companies (Note 9)                      (8,945)            (60)           6,260
     Allowance for equity funds used during construction (Note 1)                716             653              642
     Interest income                                                          15,877           3,089            4,411
     Recovery of non-provided deferred income taxes on asset sale
     (Note 2)                                                                 28,480               -                -
     Other, net                                                               (7,793)         (1,706)            (772)
     Minority interest in consolidated net income                               (719)           (205)            (233)
     Gain on sale of investments and properties, net                           5,901          22,912              418
                                                                           ---------        --------       ----------
        Total Other Income (Expense)                                          33,517          24,683           10,726
                                                                            --------        --------         --------

Interest Charges

     Long-term debt (Note 10)                                                 26,353          43,276           44,346
     Other interest (Note 10)                                                 27,425           8,366            7,660
     Allowance for borrowed funds used during construction (Note 1)             (307)           (495)            (439)
                                                                          ----------      ----------       ----------
        Total Interest Charges                                                53,471          51,147           51,567
                                                                            --------        --------         --------

Income Before Income Taxes and Preferred Dividends                           112,261          99,417           21,584
     Income taxes (Notes 2 and 3)                                             54,092          41,698            8,162
     Dividends on Preferred Stock of Subsidiary                                3,315           4,809            8,209
                                                                           ---------       ---------        ---------
Net Income                                                                 $  54,854       $  52,910       $    5,213
                                                                            ========        ========        =========

Weighted Average Number Of Shares Of Common

     Stock Outstanding                                                    32,442,552      32,442,685       32,442,752

Earnings Per Share Of Common Stock - Basic                                     $1.69           $1.63            $0.16
Earnings Per Share Of Common Stock - Diluted                                   $1.68           $1.63            $0.16

Dividends Declared Per Share Of Common Stock                                   $0.90           $0.90            $0.90

The accompanying notes are an integral part of these financial statements




                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998
                             (Dollars in thousands)

                                    ASSETS                                               1999             1998
                                                                                         ----             ----

Current Assets

    Cash and cash equivalents                                                       $   129,950      $    30,540
    Accounts receivable, less allowance for uncollectible accounts of $2,904 in 1999 and $3,136 in 1998
       Service   - billed                                                                86,599           81,169
                 - unbilled (Notes 1 and 3)                                              51,124           53,296
       Other accounts receivable                                                         21,662           13,753
    Inventories, at average cost
       Fuel oil                                                                             177            5,879
       Materials and supplies                                                            10,390           13,126
    Prepayments and other current assets                                                  9,716           10,269
                                                                                   ------------      -----------
          Total Current Assets                                                          309,618          208,032
                                                                                     ----------       ----------

Electric Property, at original cost (Notes 9 and 10)                                  1,335,674        1,750,837
    Less: Accumulated depreciation (Notes 1 and 9)                                      551,014          694,410
                                                                                     ----------       ----------
          Net electric property in service                                              784,660        1,056,427
                                                                                     ----------        ---------

    Construction work in progress (Note 4)                                               33,681           19,538
    Nuclear fuel, less accumulated amortization of $9,996 in 1999 and $9,316
    in 1998                                                                               1,418            1,147

Property, non utility                                                                    18,487           23,244
    Less: Accumulated Depreciation                                                        5,574            6,802
                                                                                   ------------     ------------
          Net non-utility property                                                       12,913           16,442
                                                                                    -----------      -----------
          Total net property                                                            832,672        1,093,554

Investments In Associated Companies, at equity (Notes 1 and 9)                           51,059           71,880
                                                                                    -----------      -----------
    Total Net Property and Investments in Associated Companies                          883,731        1,165,434
                                                                                     ----------        ---------

Deferred Charges And Other Assets

    Recoverable costs of Seabrook 1 and abandoned projects, net (Note 1)
                                                                                         73,052           78,539
    Yankee Atomic purchased-power contract (Note 9)                                       2,350            7,761
    Connecticut Yankee purchased-power contract (Note 9)                                 25,054           29,913
    Maine Yankee purchased-power contract (Note 9)                                      242,907          273,895
    Regulatory assets-nuclear impairment                                                 77,489                -
    Regulatory assets - deferred taxes (Note 2)                                         204,994          235,451
    Other deferred charges and other assets (Notes 1 and 3)                             228,065          263,859
                                                                                     ----------       ----------
          Deferred Charges and Other Assets, Net                                        853,911          889,418
                                                                                     ----------       ----------

          Total Assets                                                               $2,047,260       $2,262,884
                                                                                      =========        =========

The accompanying notes are an integral part of these financial statements.





                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES                                1999               1998
                                                                                       ----               ----

Current Liabilities and Interim Financing

    Interim financing (see separate statement) (Note 10)                         $     60,199         $  297,173
    Sinking-fund requirements (Note 10)                                                11,937             12,638
    Accounts payable                                                                  104,581             90,960
    Dividends payable                                                                   7,412              7,304
    Accrued interest                                                                    2,678              7,524
    Accrued income taxes (Note 2)                                                           -             19,911
    Miscellaneous current liabilities                                                  16,731             15,909
                                                                                  -----------        -----------
       Total Current Liabilities and Interim Financing                                203,538            451,419
                                                                                   ----------         ----------

Commitments and Contingencies (Notes 4 and 9)

Reserves and Deferred Credits

    Accumulated deferred income taxes (Note 2)                                         66,472            376,043
    Unamortized investment tax credits (Note 2)                                        13,926             29,064
    Yankee Atomic purchased-power contract (Note 9)                                     2,350              7,761
    Connecticut Yankee purchased-power contract (Note 9)                               25,054             29,913
    Maine Yankee purchased-power contract (Note 9)                                    242,907            273,895
    Regulatory liabilities-deferred taxes (Note 2)                                     60,564             58,376
    Deferred gain on generation asset sale (Note 3)                                   536,368                  -
    Other reserves and deferred credits (Note 5)                                      194,162            116,805
                                                                                   ----------         ----------
       Total Reserves and Deferred Credits                                          1,141,803            891,857
                                                                                    ---------         ----------

Long-Term Debt (see separate statement) (Note 10)

    Mortgage debt                                                                           -            117,683
    Other long-term obligations                                                       122,542            228,598
                                                                                   ----------         ----------
       Total Long-Term Obligations                                                    122,542            346,281
                                                                                   ----------         ----------

Redeemable Preferred Stock                                                                910             18,910
                                                                                -------------        -----------

Stockholders' Equity (see separate statement) (Note 10)
    Common-stock                                                                      162,213            162,213
    Other paid in capital                                                             284,330            285,835
    Reacquired common stock                                                              (642)              (827)
    Retained earnings                                                                  97,038             71,668
    Preferred stock                                                                    35,528             35,528
                                                                                  -----------        -----------
       Total Stockholders' Equity                                                     578,467            554,417
                                                                                   ----------         ----------

       Total Stockholders' Equity and Liabilities                                  $2,047,260         $2,262,884
                                                                                    =========          =========

The accompanying notes are an integral part of these financial statements.




                        CMP Group, Inc. and Subsidiaries

         CONSOLIDATED STATEMENT OF CAPITALIZATION AND INTERIM FINANCING

                             (Dollars in thousands)

                                                                                   December 31
                                                                                   -----------
                                                                           1999                          1998
                                                                           ----                          ----
                                                                  Amount            %           Amount           %
                                                                  ------            -           ------           -
Capitalization (Note 10)
Common-Stock Investment:
Common stock, par value $5 per share:
    Authorized - 80,000,000 shares
    Outstanding - 32,442,552 shares in 1999
    and in 1998                                                    $162,213                     $   162,213
Other paid-in capital                                               284,330                         285,835
Reacquired common stock, at cost (39,418 shares)                       (642)                           (827)
Retained earnings                                                    97,038                          71,668
                                                                   --------                     -----------
Total Common-Stock Investment                                       542,939        71.2%            518,889     42.6%
                                                                    -------       -----          ----------   ------
Preferred Stock - not subject to mandatory redemption
                                                                     35,528         4.7              35,528      2.9
                                                                   --------       -----         -----------   ------
Redeemable Preferred Stock - subject to mandatory

redemption                                                            9,910                          27,910
Less: current sinking fund requirements                               9,000                           9,000
                                                                  ---------                    ------------
Redeemable Preferred Stock - subject to mandatory

redemption                                                              910          .1              18,910      1.6
                                                                 ----------       -----         -----------   ------
Long-Term Obligations:
Mortgage bonds                                                            -                         118,717
Less: unamortized debt discount                                           -                           1,034
                                                              --------------                   ------------
Total Mortgage Bonds                                                      -                         117,683
                                                              --------------                     ----------
Total Medium-Term Notes                                              70,000                         327,000
                                                                   --------                      ----------
Other Long-Term Obligations:
Lease obligations                                                    31,040                          32,773
Pollution-control facility and other notes                           84,439                         154,463
                                                                   --------                      ----------
Total Other Long-Term Obligations                                   115,479                         187,236
                                                                    -------                      ----------
Less: Current Sinking Fund Requirements and Current
Maturities                                                           62,937                         285,638
                                                                   --------                      ----------
Total Long-Term Obligations                                         122,542        16.1             346,281     28.5
                                                                    -------       -----          ----------   ------
Total Capitalization                                                701,919        92.1             919,608     75.6
                                                                    -------       -----          ----------   ------
Interim Financing (Note 10):
Short-term obligations                                                  199                          15,000
Current maturities of long-term obligations                          60,000                         282,173
                                                                   --------                      ----------
Total Interim Financing                                              60,199         7.9             297,173     24.4
                                                                   --------      ------          ----------   ------
Total Capitalization and Interim Financing                         $762,118       100.0%         $1,216,781    100.0%
                                                                    =======       =====           =========    =====

The accompanying notes are an integral part of these financial statements





                        CMP Group, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             (Dollars in thousands)

                                       For the three years ended December 31, 1999
                                                            Other     Reacquired
                                               Amount at   paid-in      common    Retained                Preferred
                                      Shares   par value   capital      stock     earnings       Shares      Stock      Total
                                      ------   ---------   -------      -----     --------       ------      -----      -----


Balance - December 31, 1996       32,422,752    $162,214     $276,818  $     -       $72,546     655,713     $65,571    $577,149
                                  ----------    --------     --------     -------    -------     -------     -------    --------

Net Income                                                                            13,422                              13,422
Dividends declared:
    Common stock                                                                     (29,199)                            (29,199)
    Preferred stock                                                                   (8,209)                             (8,209)
Reacquired preferred stock                                        348                   (348)                                  -
Capital stock expense                                               2                                                          2
                                  ----------    --------     --------     -------    -------     -------     -------    --------

Balance - December 31, 1997       32,422,752     162,214      277,168        -        48,212     655,713      65,571     553,165
                                  ----------    --------     --------     -------    -------     -------     -------    --------

Net Income                                                                            52,910                              52,910
Dividends declared:
    Common stock                                                                     (29,198)                            (29,198)
Common stock                            (200)         (1)          (2)                    (1)                                 (4)
Reacquired common stock                                                      (827)                                          (827)
Increase in equity of investee
(Note 8)                                                        9,413                                                      9,413
Preferred stock                                                                                (300,430)     (30,043)    (30,043)
Reacquired preferred stock                                       (771)                  (255)                             (1,026)
Capital stock expense                                              27                                                         27
                                  ----------    --------     --------     -------    -------     -------     -------    --------

Balance - December 31, 1998       32,442,552     162,213      285,835        (827)    71,668     355,283      35,528     554,417
                                  ----------    --------     --------     -------    -------     -------     -------    --------

Net Income                                                                            54,854                              54,854
Dividends declared:
    Common stock                                                                     (29,197)                            (29,197)
Reacquired common stock                                                    (1,021)                                        (1,021)
Shares issued-employee incentive
plans                                                            (578)      1,206                                            628
Loans to employees for exercising
stock options                                                  (1,214)                                                    (1,214)
Reacquired preferred stock                                        287                   (287)                              -
                                  ----------    --------     --------     -------    -------     -------     -------    --------

Balance - December 31, 1999       32,442,552    $162,213     $284,330     $  (642)   $97,038     355,283     $35,528    $578,467
                                  ==========    ========     ========     =======    =======     =======     =======    ========


The accompanying notes are an integral part of these financial statements.







                                 CMP Group, Inc. and Subsidiaries

                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (Dollars in thousands)

                                                                                 Year ended December 31
                                                                                 ----------------------
                                                                             1999         1998           1997



CASH FROM OPERATION

    Net income                                                            $  54,854      $ 52,910      $  5,213
    Items not requiring (not providing) cash:
       Depreciation                                                          39,245        47,130        44,170
       Amortization                                                          41,187        38,873        34,291
       Deferred income taxes and investment tax credits, net                (28,984)       20,016        (2,204)
       Allowance for equity funds used during construction                     (716)         (653)         (642)
    Preferred stock dividends of subsidiary                                   3,315         4,809         8,209
    Gain on sale of investments and properties                               (5,901)      (19,108)            -
    Power supply costs recovered with asset sale                            (38,434)            -             -
    Changes in certain assets and liabilities:
       Accounts receivable                                                  (11,167)       (2,999)        1,257
       Other current assets                                                   1,390        (1,158)          390
       Inventories                                                             (120)       (1,836)        4,259
       Accounts payable                                                       9,729        (9,785)        4,617
       Accrued taxes                                                        (22,059)       16,910         3,265
       Accrued interest                                                      (4,846)       (3,677)         (409)
       Miscellaneous current liabilities                                        549           147        (5,580)
    Deferred ice storm cost                                                  20,462       (52,433)            -
    Changes in deferred balances and related carrying costs                  36,114        (2,615)       (1,940)
    Restructuring of purchased power contract                                     -       (22,500)            -
    Maine Yankee outage accrual                                                   -             -       (10,350)
    MaineCom equity losses in subsidiaries                                   10,555         6,664           568
    Other, net                                                                6,441         6,530         7,096
                                                                          ---------      --------      --------
          Net Cash Provided by Operating Activities                         111,614        77,225        92,210
                                                                            -------       -------       -------

INVESTING ACTIVITIES

       Construction expenditures                                            (72,162)      (42,405)      (40,306)
       Customer deposits for construction                                    13,940             -             -
       Investments in and loans to affiliates                                     -       (17,800)       (4,769)
       Repayment of loan by affiliates                                            -        17,800             -
       Central Maine sale of assets                                         850,561             -             -
       Tax payments related to sale of assets                              (291,900)            -             -
       Selling expense for sale of generation assets                        (17,884)            -             -
       Proceeds from sale of investments and properties                      14,018        21,347             -
       Changes in accounts payable - investing activities                     3,892         3,665          (734)
                                                                          ---------      --------     ---------
          Net Cash Provided (Used) by Investing Activities                  500,465       (17,393)      (45,809)
                                                                            -------        -------      --------

FINANCING ACTIVITIES
    Issuances:

       Revolving credit agreement                                                 -        50,000        52,500
       Medium-term notes                                                          -       302,000             -
       Short-term obligations, net                                                -        10,000             -
    Redemptions:
       Mortgage bonds                                                      (118,717)     (302,283)            -
       Preferred stock                                                      (18,000)      (48,618)      (14,000)
       Medium-term notes                                                   (257,000)      (18,000)      (25,000)
       Revolving credit agreement                                           (50,000)            -             -
       Finance Authority of Maine                                            (8,000)       (7,400)       (6,800)
       Other long-term obligations                                          (13,758)       (6,049)         (645)
       Short-term obligations, net                                          (14,973)      (55,000)            -
    Funds on deposit with trustee                                                 -        61,693        (2,182)
    Purchase of treasury stock                                                  185          (827)            -
    Dividends:
       Common stock                                                         (29,198)      (28,943)      (29,220)
       Preferred stock of subsidiary                                         (3,208)       (6,706)       (8,520)
                                                                          ---------      ---------     --------
          Net Cash Used by Financing Activities                            (512,669)      (50,133)      (33,867)
                                                                            -------       --------      -------
          Net Increase in Cash                                               99,410         9,699        12,534

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               30,540        20,841         8,307
                                                                             ------        ------         -----
CASH AND CASH EQUIVALENTS,  END OF  PERIOD                                 $129,950      $ 30,540      $ 20,841

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.


                       CONSOLIDATED FINANCIAL STATEMENTS

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
              For the years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per-share amounts)

                                                                         1999           1998            1997
                                                                         ----           ----            ----
Revenues (Notes 1 and 3)
     Electric operating revenues                                        $953,501       $938,561        $954,176
     Other non-utility revenues                                              962          2,969           2,070
                                                                      ----------      ---------       ---------
        Total Revenues                                                   954,463        941,530         956,246
                                                                         -------        -------         -------

Operating Expenses

     Fuel used for company generation (Notes 1 and 9)                     10,842         30,898          34,946
     Purchased power
        Energy (Notes 1 and 9)                                           392,878        369,411         419,144
        Other (capacity) (Note 9)                                        111,871         85,321         112,810
     Other operation                                                     203,479        204,286         210,513
     Maintenance                                                          32,150         40,961          33,973
     Depreciation and amortization (Note 1)                               49,517         56,257          54,132
     Taxes other than income taxes                                        22,291         27,747          28,303
                                                                        --------       --------        --------
        Total Operating Expenses                                         823,028        814,881         893,821
                                                                         -------        -------         -------

Operating Income                                                         131,435        126,649          62,425
                                                                         -------        -------        --------

Other Income (Expense)

     Equity in earnings of associated companies (Note 9)                   2,399          1,762           6,260
     Allowance for equity funds used during construction (Note 1)            716            653             642
     Interest Income                                                      15,462          2,954           4,411
     Recovery of non-provided deferred income taxes on asset sale
     (Note 2)                                                             28,480              -               -
     Other, net                                                           (4,477)          (857)           (772)
     Minority interest in consolidated net income                           (719)          (205)           (233)
     Gain on sale of investments and properties, net                         709         13,314             418
                                                                       ----------      --------      ----------
        Total Other Income (Expense)                                      42,570         17,621          10,726
                                                                         -------       --------        --------

Interest Charges

     Long-term debt (Note 10)                                             26,160         43,223          44,346
     Other interest (Note 10)                                             27,322          8,286           7,660
     Allowance for borrowed funds used during construction (Note 1)         (307)          (495)           (439)
                                                                       ---------     ----------      ----------
        Total Interest Charges                                            53,175         51,014          51,567
                                                                         --------      --------        --------

Income Before Income Taxes                                               120,830         93,256          21,584
     Income taxes (Notes 2 and 3)                                         52,090         38,433           8,162
                                                                        --------       --------       ---------
Net Income                                                                68,740         54,823          13,422
     Dividends on Preferred Stock                                          3,315          4,809           8,209
                                                                       ---------      ---------       ---------
Earnings Applicable to Common  Stock                                   $  65,425      $  50,014      $    5,213
                                                                        ========       ========       =========

Weighted Average Number Of Shares Of Common

     Stock Outstanding                                                31,211,471     32,113,357      32,442,752

Earnings Per Share Of Common Stock (Basic and Diluted)                     $2.10          $1.56           $0.16

Dividends Declared Per Share Of Common Stock                              $1.305         $0.675*          $0.90

*1998 fourth quarter dividend of $0.225 per share was declared and paid in January 1999.

The accompanying notes are an integral part of these financial statements.




                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998
                             (Dollars in thousands)

                                    ASSETS                           1999          1998
                                                                     ----          ----

Current Assets

    Cash and cash equivalents ................................   $  112,872   $   22,628
    Accounts receivable, less allowance for
    uncollectible accounts of $2,904
    in 1999 and $3,136 in 1998
       Service ..- billed                                            86,455       81,082
                 - unbilled (Notes 1 and 3) ..................       51,124       53,110
       Other accounts receivable .............................       19,647       12,698
    Inventories, at average cost
       Fuel oil ..............................................          177        5,879
       Materials and supplies ................................        9,927       12,755
    Prepayments and other current assets .....................        8,393       10,162

          Total Current Assets ...............................      288,595      198,314


Electric Property, at original cost (Notes 9 and 10) .........    1,335,670    1,750,777
    Less: Accumulated depreciation (Notes 1 and 9) ...........      550,990      694,463

          Net electric property in service ...................      784,680    1,056,314


    Construction work in progress (Note 4) ...................       32,357       19,483
    Nuclear fuel, less accumulated amortization of $9,996
    in 1999 and $9,316 in 1998 ...............................        1,418        1,147

Property, non utility ........................................       10,430       15,895
    Less: Accumulated Depreciation ...........................        3,069        4,150

          Net non-utility property ...........................        7,361       11,745

          Total net property .................................      825,816    1,088,689

Investments In Associated Companies, at equity (Notes 1 and 9)       38,236       48,406

    Total Net Property and Investments in Associated Companies      864,052    1,137,095


Deferred Charges And Other Assets

    Recoverable costs of Seabrook 1 and abandoned projects,
    net (Note 1)                                                     73,052       78,539
    Yankee Atomic purchased-power contract (Note 9) ..........        2,350        7,761
    Connecticut Yankee purchased-power contract (Note 9) .....       25,054       29,913
    Maine Yankee purchased-power contract (Note 9) ...........      242,907      273,895
    Regulatory asset-nuclear impairment ......................       77,489         --
    Regulatory assets - deferred taxes (Note 2) ..............      204,994      235,451
    Other deferred charges and other assets (Notes 1 and 3) ..      223,341      262,512

          Deferred Charges and Other Assets, Net .............      849,187      888,071


          Total Assets .......................................   $2,001,834   $2,223,480


The accompanying notes are an integral part of these financial statements.

                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 1999 and 1998

                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES            1999              1998

Current Liabilities and Interim Financing

    Interim financing (see separate statement) (Note 10)   $      60,000         $  297,000
    Sinking-fund requirements (Note 10)                           11,937             12,638
    Accounts payable                                             107,600             93,012
    Dividends payable                                                112                  5
    Accrued interest                                               2,678              7,491
    Income taxes payable to parent company (Note 2)                    -             20,822
    Miscellaneous current liabilities                             15,855             15,455
       Total Current Liabilities and Interim Financing           198,182            446,423

Commitments and Contingencies (Notes 4 and 9)

Reserves and Deferred Credits

    Accumulated deferred income taxes (Note 2)                    63,792            372,243
    Unamortized investment tax credits (Note 2)                   13,926             29,064
    Yankee Atomic purchased-power contract (Note 9)                2,350              7,761
    Connecticut Yankee purchased-power contract (Note 9)          25,054             29,913
    Maine Yankee purchased-power contract (Note 9)               242,907            273,895
    Regulatory liabilities-deferred taxes (Note 2)                60,564             58,376
    Deferred gain on generation asset sale (Note 3)              536,368                  -
    Other reserves and deferred credits (Note 5)                 181,348            111,506
       Total Reserves and Deferred Credits                     1,126,309            882,758

Long-Term Debt (see separate statement) (Note 10)
    Mortgage debt                                                      -            117,683
    Other long-term obligations                                  120,186            226,151
       Total Long-Term Obligations                               120,186            343,834

Redeemable Preferred Stock                                           910             18,910

Stockholders' Equity (see separate statement) (Note 10)
    Common-stock                                                 162,213            162,213
    Other paid in capital                                        276,709            276,422
    Reacquired common stock                                      (19,000)           (19,000)
    Retained earnings                                            100,754             76,349
    Preferred stock                                               35,571             35,571
       Total Stockholders' Equity                                556,247            531,555

       Total Stockholders' Equity and Liabilities             $2,001,834         $2,223,480

The accompanying notes are an integral part of these financial statements.





                  Central Maine Power Company and Subsidiaries
         CONSOLIDATED STATEMENT OF CAPITALIZATION AND INTERIM FINANCING
                             (Dollars in thousands)

                                                                                   December 31
                                                                           1999                          1998
                                                                  Amount            %           Amount           %
Capitalization (Note 10)
Common-Stock Investment:
Common stock, par value $5 per share:
    Authorized - 80,000,000 shares
    Outstanding - 31,211,471 shares in 1999 and 1998               $162,213                     $   162,213
Other paid-in capital                                               276,709                         276,422
Reacquired common stock (1,231,081 shares)                          (19,000)                        (19,000)
Retained earnings                                                   100,754                          76,349
Total Common-Stock Investment                                       520,676        70.6%            495,984     41.6%
Preferred Stock - not subject to mandatory redemption
                                                                     35,571         4.8              35,571      3.0
Redeemable Preferred Stock - subject to mandatory

redemption                                                            9,910                          27,910
Less: current sinking fund requirements                               9,000                           9,000
Redeemable Preferred Stock - subject to mandatory

redemption                                                              910          .1              18,910      1.6
Long-Term Obligations:
Mortgage bonds                                                            -                         118,717
Less: unamortized debt discount                                           -                           1,034
Total Mortgage Bonds                                                      -                         117,683
Total Medium-Term Notes                                              70,000                         327,000
Other Long-Term Obligations:
Lease obligations                                                    31,040                          32,773
Pollution-control facility and other notes                           83,266                         152,016
Total Other Long-Term Obligations                                   114,306                         184,789
Less: Current Sinking Fund Requirements and Current
Maturities                                                           64,120                         285,638
Total Long-Term Obligations                                         120,186        16.3             343,834     28.9
Total Capitalization                                                677,343        91.8             894,299     75.1
Interim Financing (Note 10):
Short-term obligations                                                    -                          15,000
Current maturities of long-term obligations                          60,000                         282,000
Total Interim Financing                                              60,000         8.2             297,000     24.9
Total Capitalization and Interim Financing                         $737,343       100.0%         $1,191,299    100.0%

The accompanying notes are an integral part of these financial statements



                  Central Maine Power Company and Subsidiaries
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                 For the three years ended December 31, 1999
                                                          Other     Reacquired
                                           Amount at     paid-in       common      Retained                  Preferred
                              Shares       par value     capital      stock        earnings       Shares       Stock        Total

Balance - December 31, 1996  32,442,752      $162,214     $276,818  $               $ 72,546      655,713       $65,571   $577,149
                             ----------      --------     --------     --------     --------      -------       -------   --------
Net income                                                                            13,422                                13,422
Dividends declared:
    Common stock                                                                     (29,199)                              (29,199)
    Preferred stock                                                                   (8,209)                               (8,209)
Reacquired preferred stock                                     348                      (348)                                    -
Capital stock expense                                            2                                                               2
                             ----------      --------     --------     --------     --------      -------       -------   --------

Balance - December 31, 1997  32,442,752       162,214      277,168                    48,212      655,713        65,571    553,165
                             ----------      --------     --------     --------     --------      -------       -------   --------

Net income                                                                            54,823                                54,823
Dividends declared:
    Common stock                                                                     (21,622)                              (21,622)
    Preferred stock                                                                   (4,809)                               (4,809)
Common stock - Retired             (200)           (1)          (2)                       (1)                                   (4)
Reacquired common stock      (1,231,081)                                (19,000)                                           (19,000)
Preferred stock                                                                                  (300,000)      (30,000)   (30,000)
Reacquired preferred stock                                    (771)                     (254)                               (1,025)
Capital stock expense                                           27                                                               27
                             ----------      --------     --------     --------     --------      -------       -------   --------

Balance - December 31, 1998  31,211,471       162,213      276,422      (19,000)      76,349      355,713        35,571    531,555
                             ----------      --------     --------     --------     --------      -------       -------   --------
Net income                                                                            68,740                                68,740
Dividends declared:
    Common stock                                                                     (40,731)                              (40,731)
    Preferred stock                                                                   (3,315)                               (3,315)
Reacquired preferred stock                                     287                      (289)                                   (2)
                             ----------      --------     --------     --------     --------      -------       -------   --------
Balance - December 31, 1999  31,211,471      $162,213     $276,709     $(19,000)    $100,754      355,713       $35,571   $556,247
                             ==========      ========     ========     ========     ========      =======       =======   ========

The accompanying notes are an integral part of these financial statements.




                           Central Maine Power Company and Subsidiaries

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                                                                 Year ended December 31
                                                                                1999          1998         1997
CASH FROM OPERATION
    Net income                                                            $  68,740     $  54,823     $  13,422
    Items not requiring (not providing) cash:
       Depreciation                                                          38,186        47,130        44,170
       Amortization                                                          41,171        38,868        34,291
       Deferred income taxes and investment tax credits, net                (27,795)       19,653        (2,204)
       Allowance for equity funds used during construction                     (716)         (653)         (642)
    Gain on sale of investments and properties                                 (709)       (9,545)            -
    Power supply costs recovered with asset sale                            (38,434)            -             -
    Changes in certain assets and liabilities:
       Accounts receivable                                                  (10,336)         (513)        1,257
       Other current assets                                                   1,687        (1,051)          390
       Inventories                                                              (28)       (1,465)        4,259
       Accounts payable                                                      10,696        (7,764)        4,617
       Accrued taxes                                                        (22,071)       17,821         3,265
       Accrued Interest                                                      (4,813)       (3,710)         (409)
       Miscellaneous current liabilities                                        127          (307)       (5,580)
    Deferred ice storm costs                                                 20,462       (52,433)            -
    Changes in deferred balances and related carrying costs                  36,114        (2,615)       (1,940)
    Maine Yankee outage accrual                                                   -             -       (10,350)
    Restructuring of purchased power contract                                     -       (22,500)            -
    Other, net                                                                5,452         1,016         7,664
                                                                             -------        ------        ------
       Net Cash Provided by Operating Activities                             117,733        76,755        92,210
                                                                             -------        ------        ------

INVESTING ACTIVITIES
       Construction expenditures                                            (68,982)      (42,384)      (40,306)
       Customer deposits for construction                                    13,940             -             -
       Sale of generating assets                                            850,561             -             -
       Tax payments related to sale of assets                              (291,900)            -             -
       Selling expense for sale of generation assets                        (17,884)            -             -
       Investments in loans to affiliates                                         -       (18,661)       (4,769)
       Repayment of loan by affiliates                                            -        17,800             -
       Sale of subsidiaries to CMP Group, Inc.                                    -        20,093             -
       Proceeds from sale of investments and properties                       7,813        10,347             -
       Changes in accounts payable - investing activities                     3,892         3,696          (734)
                                                                            -------        ------        ------
          Net Cash Provided (Used) by Investing Activities                  497,440        (9,109)      (45,809)
                                                                            -------        ------        ------
FINANCING ACTIVITIES
    Issuances:
       Revolving credit agreement                                                 -        50,000        52,500
       Medium-term notes                                                          -       302,000             -
       Short-term obligations, net                                                -        10,000             -
    Redemptions:
       Mortgage bonds                                                      (118,717)     (302,283)            -
       Preferred stock                                                      (18,000)      (48,618)      (14,000)
       Medium-term notes                                                   (257,000)      (18,000)      (25,000)
       Finance Authority of Maine                                            (8,000)       (7,400)       (6,800)
       Other long-term obligations                                          (13,666)       (3,602)         (645)
       Revolving credit agreement                                           (50,000)            -             -
       Short-term obligations, net                                          (15,000)      (55,000)            -
    Funds on deposit with trustee                                                 -        61,693        (2,182)
    Treasury stock                                                                -       (19,000)            -
    Dividends:
       Common stock                                                         (41,338)      (28,943)      (29,220)
       Preferred stock                                                       (3,208)       (6,706)       (8,520)
                                                                            -------        ------        ------
          Net Cash Used by Financing Activities                            (524,929)      (65,859)      (33,867)
                                                                            -------        ------        ------
          Net Increase  in Cash                                              90,244         1,787        12,534
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               22,628        20,841         8,307
                                                                            -------        ------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $112,872     $  22,628     $  20,841
                                                                           ========     =========     =========

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

Central Maine is primarily engaged in the business of transmitting and distributing electric energy generated by others for the benefit of customers in southern and central Maine. On March 1, 2000, Central Maine's obligation to generate or otherwise supply electric energy terminated as part of the restructuring of the electric utility industry in Maine, except as directed by the MPUC to secure a supply of energy for the default standard offer, for medium and large customers.

Financial Statements

CMP Group's consolidated financial statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. Certain immaterial majority owned subsidiaries, which were previously accounted for on the equity method, have been consolidated since September 1, 1998. Central Maine's financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. For all periods prior to September 1, 1998, the historical financial position and results of operations of CMP Group reflect the activity of Central Maine. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

CMP Group accounts for employee stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages companies to adopt a fair value approach to valuing stock options that would require compensation cost to be recognized based on the fair value of stock options granted. CMP Group has elected, as permitted by the standard, to continue to follow the intrinsic value based method of accounting for stock options consistent with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company's stock at the measurement date over the exercise price.

Earnings per Share

Stock options and performance shares granted to date under CMP Group's long-term incentive plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the twelve months ending December 31, 1999. These incremental shares were not material in the periods presented and caused diluted earnings per share to differ from basic earnings per share by $.01 in 1999, and no difference in 1998.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The new standard applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. Based on CMP Group and Central Maine's current business practices the adoption of this standard is not anticipated to have a significant impact on their financial statements.

Regulation

The rates, operations, accounting, and certain other practices of Central Maine and MEPCO are subject to the regulatory authority of the MPUC and the FERC.
Restructuring of the electric utility industry in Maine resulted in the deregulation of generation services effective March 1, 2000 (see Note 3). CMP Natural Gas is also subject to MPUC regulation.

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

Central Maine and its subsidiaries utility plant in service as of December 31 was as follows:

                                                                      Average
                                                       Average       Remaining
                                                       Service      Service Life
(Dollars in thousands)       1999           1998         Life*         12/31/99

Generation** .......     $  102,779     $  535,550     37.6 years     3.5 years
Transmission .......        278,623        282,677     41.6 years     16.6 years
Distribution .......        739,863        724,224     37.7 years     26.5 years
General ............        214,405        208,326     18.6 years     9.0 years
                         ----------     ----------
                         $1,335,670     $1,750,777
                         ==========     ==========

 *Based  on  Central  Maine's  last  depreciation  represcription  study  as of
  December 31, 1992.
**Generation plant includes the book value of Central Maine's share of Millstone Unit 3 of $98.9 million.

This asset is considered impaired, and therefore the depreciation reserve was increased to $97.4 million to reflect the impaired value.

Depreciation

Depreciation of electric property is calculated using the straight-line method. The weighted average composite rate was 2.8 percent in 1999, 3.1 percent in 1998 and 3.0 percent in 1997.

Allowance for Funds Used During Construction (AFC)

Central Maine and its subsidiaries capitalize AFC as part of construction costs. AFC represents the composite interest and equity costs of capital funds used to finance that portion of construction costs not yet eligible for inclusion in rate base. AFC is capitalized in "Utility plant" with offsetting noncash credits to "Other income" and "Interest." The composite AFC rates were 9.0 percent, 8.8 percent, and 9.7 percent in 1999, 1998, and 1997, respectively.

Deferred Charges and Other Assets

CMP Group defers and amortizes certain costs in a manner consistent with authorized or probable ratemaking treatment. CMP Group capitalizes carrying costs as a part of certain deferred charges, principally energy-management costs, and classifies such carrying costs as other income. The following table depicts the components of deferred charges and other assets at December 31, 1999, and 1998:

(Dollars in thousands)                                        1999         1998
NUG contract buy-outs and restructuring (Note 9) .....     $ 84,547     $ 98,753
1998 ice storm costs .................................       34,122       52,433
Energy-management costs ..............................       23,582       28,418
Postretirement benefits (Note 5) .....................       18,069       19,604
Financing costs ......................................       15,651       17,121
Environmental site clean-up costs (Note 4) ...........        9,828        8,766
Property taxes .......................................        2,623        4,349
Workers compensation .................................        3,950        4,650
Millstone decommissioning fund .......................        4,088        3,512
Employee transition and curtailment ..................        5,215         --
Interest receivable - IRS ............................        3,110         --
Sale of generation ...................................        1,229        5,962
NEPOOL reorganization cost ...........................        3,145        3,120
Other ................................................       14,182       15,824
                                                           --------     --------
  Sub-Total Central Maine ............................      223,341      262,512
CMP Group - Other ....................................        4,724        1,347
                                                           --------     --------
  Total - CMP Group ..................................     $228,065     $263,859
                                                           ========     ========


Certain costs are being amortized and recovered in rates over periods ranging from three to 30 years. The December 31, 1999 balance of the regulatory assets to be written off March 1, 2000 in conjunction with the MPUC rate case settlement was $95.2 million. This amount was written off against the gain realized on the generation asset sale, which was also deferred on the balance sheet. Amortization expense for the next five years is shown below:

(Dollars in thousands)                  Amount
2000                                    $25,154
2001                                     22,287
2002                                     20,867
2003                                      9,171
2004                                      6,847

Recoverable Costs of Seabrook I and Abandoned Projects

The recoverable after-tax investments in Seabrook I and abandoned projects are reported as assets, pursuant to May 1985 and February 1991 MPUC rate orders. CMP Group is allowed a current return on these assets based on Central Maine's authorized rate of return. In accordance with these rate orders, the deferred taxes related to these recoverable costs are amortized over periods of four to 10 years. As of December 31, 1999, substantially all deferred taxes related to Seabrook I have been amortized. The recoverable investments as of December 31, 1999, and 1998 are as follows:

                                                December 31         Recovery
(Dollars in thousands)                      1999          1998   periods ending
Recoverable costs of:
Seabrook I ..............................$ 141,084     $ 141,084     2015*
Other Projects ..........................   57,491        57,491     2001*
                                         ---------     ---------
                                           198,575       198,575
                                         ---------     ---------
Less: accumulated amortization ..........  125,687       119,861
Less: related income taxes ..............     (164)          175
                                         ---------     ---------
  Total Net Recoverable Investment ......$  73,052     $  78,539
                                         =========     =========


*Effective March 1, 2000 these costs were written off and an offsetting amount were amortized from the gain on the generation asset sale that was deferred in 1999.

Note 2:  Income Taxes

The components of federal and state income-tax provisions reflected in CMP Group's Consolidated Statement of Earnings are as follow:

                                                   Year ended December 31.
(Dollars in thousands)                         1999          1998         1997
Federal:
Current .................................   $ 268,010    $  17,640    $   8,534
Deferred ................................    (205,602)      14,837       (5,922)
Investment tax credits, net .............     (15,137)      (1,469)      (1,455)
Regulatory deferred .....................     (17,638)       2,054        5,390
                                            ---------    ---------    ---------
  Total Federal Taxes ...................      29,633       33,062        6,547
                                            ---------    ---------    ---------
State:
Current .................................   $  78,485    $   4,052    $   1,831
Deferred ................................     (39,019)       3,933       (1,720)
Regulatory deferred .....................     (15,007)         651        1,504
                                            ---------    ---------    ---------
  Total State Taxes .....................      24,459        8,636        1,615
                                            ---------    ---------    ---------
  Total Federal and State Income Taxes ..   $  54,092    $  41,698    $   8,162
                                            =========    =========    =========


Current and deferred federal and state income taxes increased significantly over 1998 due primarily to the taxable gain associated with the April 1999 generation asset sale to FPL. Tax timing differences that were not normalized in the past associated with generation assets flowed through in 1999. The MPUC allowed amortization of an offsetting amount ($28.5 million) of the asset sale gain that is included in Other Income in 1999. Additionally, the Company flowed through all unamortized investment tax credits and excess tax reserves associated with the generation assets sold consistent with a Private Letter Ruling sought by the Company at the request of the MPUC and affirmed by the MPUC in its approval of the negotiated rate case settlement on January 27, 2000.

Federal income tax, excluding federal regulatory deferred taxes, differs from the amount of tax computed by multiplying income before federal tax by the statutory federal rate. The following table reconciles the statutory federal rate to a rate determined by dividing the total federal income-tax expense by income before that expense:

                                                                           Year ended December 31
                                                                1999                       1998                      1997
                                                       Amount           %         Amount           %         Amount           %
(Dollars in thousands)
Income tax expense at statutory federal
rate ..............................................   $ 30,731         35.0      $ 31,773         35.0%     $  6,990         35.0%
Permanent differences:
Investment tax-credit amortization ................    (15,137)       (17.2)       (1,469)        (1.6)       (1,469)        (7.3)
Dividend-received deduction and equity
in earnings (losses) of associated
companies .........................................      3,288          3.7           394           .4        (1,911)        (9.6)
Nondeductible merger costs ........................      1,535          1.7           --            --           --            --
Officer stock payout-value differential ...........       (393)        (0.4)          --            --           --            --
Other, net ........................................       (122)        (0.1)          168          0.2           (80)         (.4)

                                                        19,902         22.7        30,866         34.0         3,530         17.7

Effect of timing differences for items
which receive flow through treatment:

Tax-basis repairs .................................       (876)        (1.0)         (559)        (0.6)       (1,020)        (5.1)
Depreciation differences flowed through
in prior years ....................................      2,440          2.8         3,127          3.4         2,923         14.6
Accelerated flowback of deferred taxes
on loss on abandoned generating projects ..........      1,673          1.9         1,673          1.8         1,673          8.4
Benefits related to Section 1245 Losses ...........       (875)        (1.0)       (1,210)        (1.3)       (1,818)        (9.1)
Asset sale carrying costs .........................      5,709          6.5           --            --           --            --
IRS audit resolution regarding
depreciation methods ..............................        --            --           --            --           852          4.3
Loss on Reacquired Debt ...........................        472          0.5           436          0.5           540          2.7
Flowback of Excess Federal Deferred
Taxes due to TRA86 ................................     (5,002)        (5.7)       (1,129)        (1.2)       (1,005)        (5.0)
Generating asset sale-book over tax
basis (state impact) ..............................      9,424         10.7           --            --           --            --
Exempt interest ...................................     (1,532)        (1.7)          --            --           --            --
State Impact on Federal ...........................       (378)         (.4)          179           .2           301          1.5
Other, net ........................................     (1,324)        (1.5)         (321)         (.4)          571          2.8

  Federal Income Tax Expense and
  Effective Rate ..................................   $ 29,633         33.8%     $ 33,062         36.4%     $  6,547         32.8%



CMP Group and Central Maine record deferred income-tax expense in accordance with regulatory authority; they also defer investment and energy tax credits and amortize them over the estimated lives of the assets that generated the credits.

A valuation allowance has not been recorded at December 31, 1999, and 1998, as CMP Group expects that all deferred income tax assets will be realized in the future.

Accumulated deferred income taxes consisted of the following in 1999 and 1998:

(Dollars in thousands)                                              1999         1998
Deferred tax assets resulting from:
   Investment tax credits, net ...............................   $   9,599    $  20,034
   Regulatory liabilities ....................................      46,296       29,081
   Alternative minimum tax ...................................        --          6,135
   Deferred gain-generation asset sale .......................     211,705         --
   All other .................................................      50,420       35,073
                                                                   318,020       90,323
Deferred tax liabilities resulting from:

   Property ..................................................     238,242      300,996
   Abandoned plant ...........................................      50,356       54,138
   Regulatory assets .........................................      95,730      111,407
                                                                   384,328      466,541
   Accumulated deferred income taxes, end of year, net .......   $  66,308    $ 376,218

Accumulated deferred income taxes, recorded as:

   Accumulated deferred income taxes .........................      66,472    $ 376,043
   Recoverable costs of Seabrook 1 and abandoned projects, net        (164)         175
                                                                 $  66,308    $ 376,218

Note 3:  Regulatory Matters

Proposed Merger with Energy East

On June 14, 1999, CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

Pursuant to the merger agreement, EE Merger Corp. will merge with and into CMP Group with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. We expect the merger, which was unanimously approved by the respective boards of directors of CMP Group, Energy East and EE Merger Corp., to occur shortly after all of the conditions to the consummation of the merger, including the receipt of required regulatory approvals, are satisfied.

Under the terms of the merger agreement, each outstanding share of CMP Group common stock, $5.00 par value per share, other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash. Pursuant to the merger agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group Common Stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC and the Connecticut DPUC have approved the merger. Other approvals are pending from the FERC and the SEC. If the remaining approvals are granted, we estimate that the merger could be completed around mid-2000.

Alternative Rate Plan

Central Maine's ARP was in effect from January 1, 1995, through December 31, 1999. Instead of rate changes based on the level of costs incurred and capital investments, the ARP provided for one annual adjustment of an inflation-based cap on each of Central Maine's rates, with no separate reconciliation and recovery of fuel and purchased-power costs. Under the ARP, the MPUC continued to regulate Central Maine's operations and prices, provide for continued recovery of deferred costs, and specify a range for its rate of return. The MPUC confirmed in its order approving the ARP that the ARP was intended to comply with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

The ARP contained a mechanism that provided price caps on Central Maine's retail rates to be adjusted annually on each July 1, commencing in 1995, by a percentage combining (1) a price index, (2) a productivity offset, (3) a sharing mechanism, and (4) flow-through items and mandated costs. The price cap applied to all of Central Maine's retail rates.

A specified standard inflation index was the basis for each annual price-cap change. The inflation index was reduced by the sum of two productivity factors, a general productivity offset of 1.0%, and a second formula-based offset that started in 1996 and was intended to reflect the limited effect of inflation on Central Maine's purchased-power costs during the five-year initial term of the ARP.

The sharing mechanism could adjust the subsequent year's July price-cap change in the event Central Maine's earnings were outside a range of 350 basis points above or below Central Maine's allowed return on equity (starting at the 10.55% allowed return in 1995 and indexed annually for changes in capital costs). Outside that range, profits and losses could be shared equally by Central Maine and its customers in computing the price-cap adjustment. The ROE used for earnings sharing was increased to 11.5% effective with the July 1999 price change.

The ARP also provided for partial flow-through to ratepayers of cost savings from non-utility generator contract buy-outs and restructuring, recovery of energy-management costs, and penalties for failure to attain customer-service and energy-efficiency targets. The ARP also generally defined mandated costs that would be recoverable by Central Maine notwithstanding the index-based price cap. To receive such treatment, the annual revenue requirement related to a mandated cost must have exceeded $3 million and have a disproportionate effect on Central Maine or the electric-power industry.


The components of the three ARP price increases are as follows:

                                                1999        1998        1997

Inflation Index ............................     .89%       1.78%       2.12%
Productivity Offset ........................   (1.00)      (1.00)      (1.00)
Qualifying Facility Offset .................     .04        (.29)       (.42)
Earnings Sharing ...........................      --        1.12          --
Flowthrough and Mandated Items .............     .12        (.28)        .40
                                                 .05%       1.33%       1.10%

The 1997 and 1998 price increases were approved by the MPUC and implemented.

Central Maine elected not to increase prices in 1999.

On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, except that the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to
1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated cost would be recoverable, not the entire $3 million non-cumulative cost recoverable under the 1995-1999 ARP. The rate of return on equity of 10.5 percent established by the MPUC for Central Maine effective March 1, 2000, would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is subject to MPUC approval.

Electric-Utility Industry Restructuring

Maine Restructuring Legislation. The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned utilities were required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

The legislation also required investor-owned utilities to sell their rights to the capacity and energy from all undivested generation assets after February 29, 2000, including nuclear generation assets and the purchased-power contracts that had not previously been divested pursuant to the legislation. On July 30, 1999, Central Maine offered its rights to the capacity and energy from its undivested generation assets and generation-related business to prospective bidders and in December 1999 contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements for a two-year period commencing March 1, 2000.

As a transmission-and-distribution utility, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group has determined that it does not intend to create such an affiliate.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design. By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because some of the necessary information was not yet available.

With respect to stranded costs, the MPUC indicated that it would set the amount of recoverable stranded costs for Central Maine later in the proceeding. The restructuring statute requires the MPUC to provide transmission-and-distribution utilities a reasonable opportunity to recover such costs that is equivalent to the utility's opportunity to recover those costs prior to the commencement of retail access. The MPUC also reviewed the prescribed methodology for determining the amount of a utility's stranded costs, including among other factors the application of excess value from Central Maine's divested generation assets to offset stranded costs.

In the area of revenue requirements, the Phase I order did not establish definitive amounts, but did contain the MPUC's conclusion that the appropriate cost of common equity for Central Maine as a transmission-and-distribution company was 10.50 percent, with a common-equity component of 47 percent. In dealing with rate design, the MPUC again limited itself primarily to establishing principles that would guide it in designing Central Maine's rates effective March 1, 2000.

On July 1, 1999, Central Maine filed its Phase II case with the MPUC. In that filing Central Maine updated certain test-year data to reflect known and measurable changes to its revenue requirement, updated its stranded cost estimate to reflect actual data from the April 1999 closing of its generation-asset sale, and proposed its rate design based on the principles enunciated in the Phase I order. Some of the information needed to establish rates was still incomplete in that filing, however, since neither the auction of the output of Central Maine's non-divested generation resources nor the bid process for "standard-offer" service (for those customers who do not select a competitive energy supplier) had been completed. In addition, several issues raised by the Phase I MPUC order remained unresolved, including, among others,
(i) whether the MPUC could require the unamortized investment tax credits and excess deferred income taxes associated with the sale of Central Maine's generation assets to be flowed through to ratepayers, and (ii) the rate treatment of the gain on the sale of Union Water's generation-related assets to FPL and employee transition costs resulting from the generation-asset sale.

In an order dated December 3, 1999, in a separate but related proceeding, the MPUC approved Central Maine's plan for the sale of the output of its non-divested generation assets. In another related proceeding, by order dated October 25, 1999, the MPUC accepted a competitive energy supplier's bid to provide standard-offer service to Central Maine's residential and small commercial customers who did not select a competitive energy supplier after March 1, 2000. In the same order the MPUC rejected all of the standard-offer bids for Central Maine's medium and large commercial and industrial customers and sought a second round of bids. In the December 3 order the MPUC rejected all of the second round of standard-offer bids for Central Maine's medium and large classes and ordered that Central Maine arrange such service for those classes.

On January 19, 2000, the MPUC issued its Phase II order determining Central Maine's revenue requirement as a transmission-and-distribution utility, effective March 1, 2000. In the order the MPUC disallowed approximately $8 million of the approximately $12 million revenue increase requested in Central Maine's Phase II filing, which had been based on certain known and measurable changes to its revenue requirement.

A negotiated settlement approved by the MPUC on January 27, 2000, resolved the major issues remaining outstanding in the final phase of the ratemaking proceeding. The settlement confirmed that the $18.2 million of unamortized investment tax credits and excess deferred income taxes related to Central Maine's generation-asset sale would flow through to shareholders pursuant to the normalization rules of the Internal Revenue Code. In addition, Central Maine agreed not to seek judicial review of an August 2, 1999 MPUC order regarding the treatment of gains from sales of easements that required Central Maine to recognize 10 percent of the gain currently with the remaining 90 percent being amortized over 5 years, effective as of the dates of the 1998 and 1999 sale transactions. Central Maine also agreed not to seek reconsideration of other cost-of-service updates in the rate case or to challenge an $4.7 million disallowance of employee transition costs, and to withdraw its appeal of the rate treatment of the gain on Union Water's generation-related assets.

The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected a recent resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone 3 unit, in which Central Maine owns a 2.5-percent interest.

As part of the settlement Central Maine also agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001.

Finally, the rate settlement established Central Maine's rates as a transmission-and-distribution utility effective March 1, 2000. A separate order fixed the standard-offer prices for Central Maine's medium and large commercial and industrial customers at levels intended to reflect current market pricing and to avoid under-collection of Central Maine's costs.

The combined after-tax effect of the provisions of the ratemaking settlement, including the earnings cap, was to reduce CMP Group's net income for 1999 by $11 million.

Sale of Generation Assets

On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.3 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine retained), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.4 million.

As required by the MPUC, Central Maine recorded a pre-tax deferred gain of $518.8 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in 1999, which eliminated most income recognition. Central Maine did record an income impact from the sale amounting to $18 million associated with the related unamortized investment credits and excess deferred tax reserves as required by the IRS regulations. Central Maine also recorded curtailment and special termination deferred charges of $4.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation-asset sale. These deferred charges are being amortized over a three-year period beginning March 1, 2000, as required by the MPUC. The regulatory liability for the asset sale gain, including interest, amounted to approximately $548 million at December 31, 1999, and is being amortized over an
8.5 year period beginning March 1, 2000. The amortization will vary from year to year.

As required by the Maine restructuring legislation, on July 30, 1999, Central Maine offered at auction its rights to the capacity and energy from its undivested generation assets and generation-related business. Upon completion of the auctions, in December 1999 Central Maine contracted to sell such rights with respect to its undivested nuclear generation assets (Vermont Yankee and Millstone Unit 3) and its NUG contract entitlements to the successful bidder for a two-year period commencing March 1, 2000. Central Maine also auctioned its Hydro-Quebec entitlement to a different buyer for the same period. All of the auction results were approved by the MPUC.

Storm Damage to Central Maine's System

In January 1998, a severe ice storm struck Central Maine's service territory, causing power outages for approximately 280,000 of Central Maine's 528,000 customers and substantial widespread damage to Central Maine's transmission and distribution system. To restore its electrical system, Central Maine supplemented its own crews with utility and tree-service crews from throughout the northeastern United States and the Canadian maritime provinces, with assistance from the Maine national guard. In January 1998, the MPUC issued an order allowing Central Maine to defer on its books the incremental non-capital costs associated with Central Maine's efforts to restore service in response to the damage resulting from the storm, amounting to $50.7 million plus accrued carrying costs.

In the  spring  of  1998,  the  U.S.  Congress  appropriated  $130  million  for
Presidentially declared disasters in 1998, including storm-damage cost reimbursement for electric utilities. On November 5, 1998 the United States Department of Housing and Urban Development ("HUD") announced that of those funds $2.2 million had been awarded to Maine, with none designated for utility infrastructure, which Central Maine and the Maine Congressional delegation protested as inadequate and inconsistent with Congressional intent. HUD later announced that Maine would receive additional funds and on October 6, 1999, Central Maine received payment in the amount of $19.6 million from HUD. Central Maine is recovering the $34.1 million balance of the deferred storm-related costs, including $3.9 million of carrying costs, through rates over a three-year period commencing March 1, 2000.

Meeting the Requirements of SFAS No. 71

Central Maine continues to meet the requirements of SFAS No. 71 for transmission and distribution. The standard provides specialized accounting for regulated enterprises, which requires recognition of "regulatory" assets and liabilities that enterprises in general could not record. Examples of regulatory assets include deferred income taxes associated with previously flowed through items, NUG buyout costs, losses on abandoned plants, deferral of postemployment benefit costs, and losses on debt refinancing. If an entity no longer meets the requirements of SFAS No. 71, then regulatory assets and liabilities must be written off.

The ARP provided incentive-based rates intended to recover the cost of service plus a rate of return on Central Maine's investment together with a sharing of the costs or earnings between ratepayers and the shareholders should the earnings be less than or exceed a target rate of return. Central Maine has received recognition from the MPUC that the rates implemented as a result of the ARP continue to provide specific recovery of costs deferred in prior periods.

The 1997 legislation enacted in Maine providing for industry restructuring addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC, when retail access begins, to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," Central Maine will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable, since the Maine legislation provides the opportunity to recover regulatory assets including stranded costs through the rates of the transmission-and-distribution company. Central Maine discontinued SFAS No. 71 for any remaining generation segment of its business in 1999, based on current generally accepted accounting principles. Management believes that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of SFAS No. 71 to be discontinued, which could result in a non-cash write-off of previously established regulatory assets.

Note 4: Commitments and Contingencies

Construction Program

Central Maine's plans for improving and expanding generating, transmission, distribution facilities, and power-supply sources are under continuing review. Actual construction expenditures will depend upon the availability of capital and other resources, load forecasts, customer growth, the construction of merchant generating plants in Central Maine's service territory, and general business conditions. FERC is currently finalizing its rules regarding the funding of network upgrades to accommodate merchant plant developers.

The amount Central Maine will be required to fund is therefore not known. Central Maine's current forecast of capital expenditures for the five-year period 2000 through 2004, is as follows:

(Dollars in millions)                                2000  2001-2004      Total
Type of Facilities:
Transmission ...................................      $45    $14-76      $59-121
Distribution ...................................       32       135          167
General facilities and other ...................       15        63           78

Total Estimated Capital Expenditures ...........      $92    $212-274   $304-366

Central Maine currently estimates its overall construction program to be $92 million in 2000. Network upgrades associated with five merchant plants, totaling 1670 MW, that are currently under construction, account for $42 million of the total. For the period 2001 through 2004, the overall construction program is estimated to range from $212 million, if no additional merchant plants are constructed, to $274 million (excluding MEPCO projects), if all four additional merchant plant projects that are currently proposed (2000 MW) are actually constructed.

Operating Lease Obligations

Central Maine has a number of operating-lease agreements primarily involving computer and other office equipment, land, and telecommunications equipment. These leases are noncancelable and expire on various dates through 2007.

Following is a schedule by year of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999:

(Dollars in thousands)                      Amount
                              2000         $ 3,891
                              2001           3,621
                              2002           3,484
                              2003           3,418
                              2004           3,401
                              Thereafter       512
                                           $18,327

Rent expense under all operating leases was approximately $6.8 million, $6.3 million, and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Legal and Environmental Matters

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

New and changing environmental requirements could hinder the construction and/or modification of transmission and distribution lines, substations and other facilities, and could raise operating costs significantly. As a result, Central Maine may incur significant additional environmental costs, greater than amounts reserved, in connection with the transmission of electricity and the storage, transportation and disposal of by-products and wastes. Central Maine may also encounter significantly increased costs to remedy the environmental effects of prior waste handling activities. The cumulative long-term cost impact of increasingly stringent environmental requirements cannot accurately be estimated.

Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimatable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At December 31, 1999, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $2.7 million, which management has determined to be the most probable amount within the range of $2.1 million to $8.5 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

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

As a result of the settlement, Central Maine made payments to the IRS and the State of Maine totaling $11.8 million for the 1992 to 1994 tax deficiencies, as well as $6.0 million in associated interest. Substantially all of the tax impacts were normalized, as Central Maine will be deducting any disallowed costs for tax purposes in future years. Of the $6.0 million interest payment, approximately $1 million was previously accrued, and $1.8 million associated with the FEV facility was deferred consistent with regulatory practice. Interest income of $3.1 million was accrued for the years 1995 through December 1999. Net income for 1999 was therefore reduced by less than $0.1 million.

Due to the materiality of the amounts involved, approval of the settlement from the Congress's Joint Committee on Taxation was required, which was granted in February 2000.

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

Natural Gas Distribution

New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, held approximately a twenty-two percent interest at December 31, 1999 in CMP Natural Gas, L.L.C. ("CMP Natural Gas"). CMP Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East. CMP Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

CMP Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, CMP Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for CMP Natural Gas to provide natural gas delivery service to Calpine's proposed 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. CMP Natural Gas expects to commence service to the plant by June 1, 2000, after MPUC approval and construction of a two-mile lateral pipeline along an existing Central Maine right of way that would interconnect with the new interstate pipeline facilities. On December 13, 1999, the MPUC authorized CMP Natural Gas to provide service to the Calpine plant, as well as the unserved areas in the town of Gorham and on February 18, 2000, the MPUC approved an affiliated-interest transaction allowing CMP Natural gas to construct the pipeline on Central Maine's transmission corridor.

If the merger of CMP Group and Energy East is completed, CMP Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. During 1999 Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut and one in western Massachusetts, subject to closing conditions, including shareholder votes and regulatory approvals.

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

A curtailment occurred due to the sale of Central Maine's generation assets effective April 7, 1999. In addition, special termination benefits were provided to certain employees affected by the sale. A portion of the impact of the curtailment and special termination benefits, $(1.0 million), was deferred in connection with the gain on the sale of assets. Refer to Note 3 "Regulatory Matters".

A summary of the components of net periodic pension cost for the non-union and union defined-benefit plans in 1999, 1998 and 1997 follows:

                                                1999                            1998                           1997
                                         Non-                            Non-                           Non-
(Dollars in thousands)                   union          Union           union           Union           union          Union

Service cost                             $2,646         $1,888          $2,791          $1,969          $2,375         $1,694
Interest cost                             6,213          4,440           6,170           4,170           5,727          3,973
Expected return on plan
   assets                                (7,575)        (4,923)         (6,364)         (3,987)         (5,734)        (3,519)
Amortization on
   unrecognized transition
   (asset)/obligation                        26           (270)             29            (270)             29           (270)
Amortization of
   unrecognized prior
   service cost                             141            114             155             129             155            129
Amortization of
   unrecognized (gain)/
   loss                                    (283)          -                  -               -             (14)             -
Net periodic
   pension cost                           1,168          1,249           2,781           2,011           2,538          2,007
Gain/loss recognition due
   to curtailment                        (2,851)        (1,912)              -               -               -              -
Special termination
   benefit cost                           4,136          3,088               -               -               -              -
Curtailment and special
termination deferred                        522           482                -               -               -              -
Total net periodic
   Pension cost                          $2,975         $2,907          $2,781          $2,011          $2,538         $2,007

Assumptions used in accounting for the non-union and union defined-benefit plans in 1999, 1998 and 1997 are as follows:

                                                       1999     1998     1997
Weighted average discount rate ......................  7.75%    6.50%    7.00%
Rate of increase in future compensation levels ......  4.50%    4.50%    4.50%
Expected long-term return on assets .................  8.75%    8.75%    8.75%
Remeasurement discount rate as of May 1, 1999 .......  6.75%      --       --

The following table sets forth the change in benefit obligations, the change in plan assets, and the funded status on CMP Group balance sheet at December 31, 1999, and 1998:



                                                            Non-Union                   Union
(Dollars in thousands)                                 1999          1998         1999         1998

Change in Benefit Obligation

Projected Benefit Obligation at Beginning of Year   $ 101,620    $  87,607    $  68,686    $  60,807
Service Cost ....................................       2,646        2,791        1,888        1,969
Interest Cost ...................................       6,213        6,170        4,440        4,170
Effects of Curtailment ..........................      (3,066)        --         (2,113)        --
Special Termination Benefits ....................       4,136         --          3,088         --
Actuarial (Gain)/Loss ...........................     (21,948)       9,812      (11,871)       4,839
Benefits Paid ...................................      (4,917)      (4,760)      (3,373)      (3,099)
Projected Benefit Obligation at End of Year .....   $  84,684    $ 101,620    $  60,745    $  68,686

Change in Plan Assets

Fair Value of Assets at Beginning of Year .......   $  99,612    $  85,707    $  65,960    $  54,803
Actual Return on Plan Assets ....................      12,961       15,698        8,677       10,249
Employer Contributions ..........................       2,420        2,967        2,371        4,007
Benefits Paid ...................................      (4,917)      (4,760)      (3,372)      (3,099)
Fair Value of Assets at End of Year .............   $ 110,076    $  99,612    $  73,636    $  65,960

Funded Status at December 31 ....................   $  25,392    $  (2,008)   $  12,891    $  (2,726)
Unrecognized Transition (Asset)/Obligation ......          65          105         (864)      (1,134)
Unrecognized Prior Service Cost .................       1,132        1,474          908        1,223
Unrecognized (Gain)/Loss ........................     (42,587)     (15,537)     (21,931)      (6,307)
Net Amount Recognized - Accrued Benefit Cost ....   $ (15,998)   $ (15,966)   $  (8,996)   $  (8,944)

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

CMP Group's contributions to the savings plan trust were $2.0 million in 1999, $1.9 million in 1998 and $1.8 million in 1997.

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

The MPUC prescribes the maximum amortization period of the average remaining service life of active employees or 20 years, whichever is longer, for the transition obligation. CMP Group is utilizing a 20 year amortization period. Segregation in an external fund is required for amounts collected in rates. Central Maine (CMP Group was not formed until September 1998) funded $3 million in 1997, 1998, and 1999 and plans to monitor and fund the same amount annually in order to meet its obligation.

As a result of the MPUC order, CMP Group records the cost of these benefits by charging expense in the period recovered through rates. The annual post-retirement benefit expense is currently included in rates as well as an amount designed to recover the deferred balance over a period of 20 years. The amounts included in rates in 1999, 1998 and 1997 were $10.6, $11.3 and $9.7 million, respectively. With the reduction in the deferred account of $1.5 million in 1999 and, $1.5 million in 1998, the total amount deferred as a regulatory asset as of December 31, 1999 and 1998 was $18.1 million and $19.6 million, respectively. A curtailment occurred due to the sale of Central Maine's generation assets effective April 7, 1999. In addition, special termination benefits were provided to certain employees affected by the sale. A portion of the impact of the curtailment and special termination benefits, $5.1 million, was deferred in connection with the gain on the sale of assets. Refer to Note 3 "Regulatory Matters". A summary of the components of net periodic postretirement benefit cost for the plan in 1999, 1998 and 1997 follows:


(Dollars in thousands)                                  1999        1998        1997
Service cost .....................................   $  1,937    $  1,867    $  1,201
Interest cost ....................................      5,554       5,438       4,702
Expected return on plan assets ...................       (655)       (360)       --
Amortization of unrecognized transition obligation      3,348       3,704       3,704
Amortization of unrecognized (gain)/loss .........        (79)        (80)     (1,029)
Curtailment and special termination ..............      5,674        --          --
Curtailment and special termination deferred .....     (5,099)       --          --
Postretirement Benefit Expense Recognized in the
  Statement of Earnings ..........................   $ 10,680    $ 10,569    $  8,578

The following table sets forth the change in benefit obligation, change in plan assets and the funded status of the plan, and the liability recognized on CMP Group's balance sheet at December 31, 1999 and 1998:

(Dollars in thousands)                                     1999           1998

Change in Benefit Obligation

Benefit obligation at beginning of year ............     $ 86,952      $ 69,749
Service cost .......................................        1,937         1,867
Interest cost ......................................        5,554         5,438
Curtailment ........................................         (512)         --
Special termination benefits .......................       (1,145)         --
Estimated benefits paid ............................       (6,031)       (6,334)
Actuarial (gain)/loss ..............................      (13,279)       16,232
Benefit obligation at end of year ..................       73,476        86,952

Change in Plan Assets

Fair value of plan assets at beginning of year .....        6,502         3,025
Actual return on plan assets .......................        1,145           711
Employer contribution ..............................        9,031         9,100
Estimated benefits paid ............................       (6,031)       (6,334)
Fair value of plan assets at end of year ...........       10,647         6,502

Funded Status ......................................      (62,829)      (80,450)
Unrecognized transition (asset)/obligation .........       41,181        51,859
Unrecognized prior service cost ....................            2             4
Unrecognized actuarial (gain)/loss .................      (17,408)       (3,718)
Accrued benefit cost ...............................     $(39,054)     $(32,305)

The assumed health-care cost-trend rate was an average gross medical trend of approximately 6% for 1999 reducing to 5% overall in the year 2020. Rates range from 5.3% to 5.9% for 1999 reducing to 5.0% overall over a period of 25 years. Rates range from 5.5% to 6.3% for 1998, reducing to 5.0% overall, over a period of 25 years. The effect of a one-percentage-point increase in the assumed health-care cost-trend rate for each future year would increase the aggregate of the service and interest-cost components of the net periodic postretirement benefit cost by $1.2 million and the accumulated postretirement benefit obligation ("APBO") by $9.4 million. The effect of a one-percentage-point decrease in the assumed healthcare cost-trend rate for each future year would decrease the aggregate of the service and interest-cost components of the net periodic postretirement benefit cost by $974 thousand and the APBO by $8.0 million. Additional assumptions used in accounting for the postretirement benefit plan in 1999, 1998 and 1997 are as follows:

                                                       1999     1998     1997
Weighted-average discount rate ......................  7.75%    6.50%    7.00%
Rate of increase in future compensation levels ......  4.50%    4.50%    4.50%

CMP Group is exploring alternatives for mitigating the cost of postretirement benefits and for funding its obligations. These alternatives include mechanisms to fund the obligation prior to actual payment of benefits, plan-design changes to limit future expense increases, and additional cost-control and cost-sharing programs.

Note 6:  Incentive Compensation

The Company has a Long-Term Incentive Plan in which officers and key employees participate. The Plan includes a stock option component and a performance share component. The Plan is intended to focus attention more sharply on a performance objective that is designed to increase value to shareholders over the longer term.

Stock options granted are exercisable at the market price of the common stock on the date of the grant. They expire seven years from their grant date. One third of the options vest annually, commencing on the first anniversary of the option grant date. Upon vesting stock options are exercisable during periods of active employment or within thirty (30) days after termination of employment, provided termination did not occur due to cause.

Stock option activity was as follows:

                                             1999                     1998
                                                  Weighted                  Weighted
                                                   Average                   Average
                                       Shares   Exercise Price  Shares    Exercise Price

Outstanding at beginning of year       241,996     $17.3750
Granted during the year                262,480     $18.1875     253,925     $17.375
Expired/canceled during the year        16,813     $17.7701      11,929     $17.375
Exercised during the year               57,343     $17.3750                 $

Outstanding at end of year             430,320     $17.8550     241,996     $17.375
Exercisable at end of year             260,784     $17.6391                 $


The outstanding options expire at various dates through April, 2005.

The stock options were granted with a grant date fair value of $2.28 in 1998 and $2.92 in 1999. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1999              1998

Expected option life .........................    7 Years          7 Years
Risk free interest rate ......................       5.41%            6.00%
Expected volatility ..........................       0.204%           0.154%
Dividend yield ...............................       4.98%            5.10%

CMP Group uses the intrinsic value based method to recognize compensation expense related to stock options. No compensation expense was recognized in 1999 or 1998 related to stock options granted, since they contained an exercise price equal to the fair market value on the date of the grant. Had compensation costs for stock options been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the CMP Group's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                1999                1998
Net Income:
    As Reported ........................     $   54,854          $   52,910
    Pro Forma ..........................     $   54,635          $   52,801
Earnings Per Share:
    As Reported ........................     $     1.69          $     1.63
    Pro Forma ..........................     $     1.68          $     1.63

Performance Shares - Performance shares are shares of CMP Group stock granted at the end of a 3-year performance cycle, based on achievement of performance goals that are directly linked to increasing shareholder value. If the goals are not achieved at the end of the 3-year cycle, the performance shares are forfeited. Contingently issuable performance shares for the three year periods beginning in 1997, 1998 and 1999 totaled 59,125, 64,518 and 67,150, respectively. In 1999,
88,691 performance shares were issued to employees, which represented a payout of 150% per the Plan objectives.

CMP Group is accruing the compensation expense associated with these shares over the applicable three year period. The total expense recognized in 1999 and 1998 was approximately $3.6 million and $743 thousand, respectively.

Note 7:  Transactions with Affiliated Companies

Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's cost. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $7.2 million and $3 million for the year ended December 31, 1999 and 1998, respectively.

CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocation in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $14.8 million and $1.2 million for the year ended December 31, 1999 and 1998, respectively.

In addition, a subsidiary of CMP Group provides certain real estate and (prior to April 7, 1999) river management services charged to Central Maine at cost and environmental, engineering, utility locator and construction services based on a contracted rate. These expenses amounted to $5.3 million for the year ended December 31, 1999.

As of December 31, 1999, Central Maine's accounts receivable and accounts payable balances include the following balances with affiliated companies:

                                             (dollars in thousands)
                                     Accounts Receivable    Accounts Payable

CMP Group ...........................      $3,043             $7,939
CNEX ................................          65                 23
MaineCom ............................          37               --
TeleSmart ...........................          46                 39
Union Water .........................         888                398
New England Gas .....................           1               --
                                           $4,080             $8,399

Note 8:  Telecommunications Investment

MaineCom Services, which is wholly owned by CMP Group, provides telecommunications services, including point-to-point connections, private networking, consulting, private voice and data transport, carrier services, and long-haul transport. MaineCom Services also holds, through wholly owned New England Business Trust, approximately 38% interest in NorthEast Optic Network, Inc. ("NEON"), a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city, and interstate facilities. NEON owns and operates and is expanding a fiber optic network in New England and New York, utilizing primarily electric utility rights of way including some of Central Maine's and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder.

On November 23, 1999, NEON announced two major agreements, one with Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc., and the other with Excelon, a wholly owned subsidiary of PECO Energy, Inc. The agreements effectively expand the reach of the network to include the Philadelphia, Baltimore and Washington, D.C., areas. As the agreements are implemented, CEC will obtain an approximately ten-percent interest in NEON and Excelon an interest of approximately nine percent.

In August 1998 NEON completed initial public offerings of $48 million of common stock and $180 million of senior notes. As part of the common-stock offering Central Maine sold some of the shares it then owned in NEON for approximately $3.1 million. With some of the proceeds of the offerings NEON repaid approximately $18 million Central Maine had advanced under an earlier construction loan agreement.

In accordance with the SEC's Staff Accounting Bulletins ("SAB") 51 and 84 MaineCom increased additional paid in capital by $9.4 million and deferred tax reserve liability by $6.5 million. CMP Group's accounting policy for such transactions is to recognize a gain in income. However, the above transaction was reflected in additional paid in capital as required by the SEC SAB's.

On February 15, 2000, CMP Group announced that New England Business Trust intended to sell approximately 2.5 million shares of its 6.177-million-share common-stock holding in NEON through an underwritten public offering expected to be completed during the second calendar quarter of 2000. Although the market value of NEON's common stock has increased substantially since NEON's 1998 initial public offering, CMP Group cannot accurately estimate the amount of proceeds to be realized through the planned offering.

MaineCom's equity losses in NEON were $10.6 million, $6.7 million and $0.6 million for 1999, 1998 and 1997, respectively.

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

Pertinent data related to these power agreements as of December 31, 1999, are as follows:

(Dollars in thousands)                         Maine Yankee      Vermont       Connecticut     Yankee Atomic
                                                                 Yankee          Yankee

Ownership share                                        38%              4%             6%             9.5%
Operating Status                              Permanently       Operating    Permanently      Permanently
                                              shutdown                       shutdown         shutdown
                                              August 6, 1997                 December 4,      February 26,
                                                                             1996             1992
Contract expiration date                             2008            2012           1998             2000
Capacity (MW)                                           -             531              -                -
Company's share of: Capacity (MW)                       -              19              -                -
1999 energy and capacity costs                  $  26,634        $  7,483       $  3,400         $  4,604
Long-term obligations and redeemable
preferred stock                                 $  77,647        $  8,245       $  8,064                -
Estimated decommissioning obligation             $242,907         $15,142        $25,054         $  2,350
Accumulated decommissioning fund                $  68,816        $  8,385        $12,271          $15,201

Under the terms of its agreements, Central Maine pays its ownership share (or entitlement share) of estimated decommissioning expense to each of the Yankee companies and records such payments as a cost of purchased power.

Permanent Shutdown of Maine Yankee Plant

On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

FERC Rate Case. On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of the unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

As a separate part of the settlement, Central Maine, the other two Maine utilities which own interests in Maine Yankee, the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement Central Maine is recovering its Maine Yankee costs in accordance with its most recent rate order from the MPUC.

Finally, the Maine Agreement requires Central Maine and the other two Maine utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.2 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in year 2000 and does not believe that it will incur any liability in 2001.

CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which has eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

Condensed financial information on Maine Yankee Atomic Power Company is as follows:

(Dollars in thousands)                           1999         1998        1997
Earnings:
Operating revenues .........................  $   69,439  $  110,608  $  238,586
Operating income ...........................      12,689      13,430      18,170
Net income .................................       6,198       6,295       9,037
Earnings applicable to common stock ........       4,863       4,916       7,613

Central Maine's Equity Share of Net Earnings  $    1,848  $    1,868  $    2,893
Investment:
Net electric property and nuclear fuel .....  $      685  $      687  $   17,938
Current assets .............................      23,086      20,896      71,098
Deferred charges and other assets ..........   1,068,179   1,161,715   1,279,107
Total Assets ...............................   1,091,950   1,183,298   1,368,143
Less:
Redeemable preferred stock .................      15,000      16,800      17,400
Long-term obligations ......................     193,535     201,614     270,299
Current liabilities ........................      22,163      15,122      35,518
Reserves and deferred credits ..............     786,858     870,856     966,561
Net Assets .................................  $   74,394  $   78,906  $   78,365
Company's Equity in Net Assets .............  $   28,270  $   29,984  $   29,779

Other Investments

Connecticut Yankee. In December 1996, the Board of Directors of Connecticut Yankee Atomic Power Company voted to permanently shut down and decommission the Connecticut Yankee plant for economic reasons. The plant did not operate after July 22, 1996. Central Maine estimates its share of the cost of Connecticut Yankee's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant to be approximately $25.1 million and has recorded a corresponding regulatory asset and liability on the consolidated balance sheet. Central Maine is currently recovering through rates an amount adequate to recover these expenses. Contested issues relating to Connecticut Yankee's decommissioning rates, as well as the prudence of operating that plant and the decision to cease operations, remain pending before the FERC.

Yankee Atomic. In 1993 the FERC approved a settlement agreement regarding recovery of decommissioning costs and plant investment, and all issues with respect to the prudence of the decision to discontinue operation of the Yankee Atomic plant. Central Maine estimates its remaining share of the cost of Yankee Atomic's continued compliance with regulatory requirements, recovery of its plant investment, decommissioning and closing the plant, to be approximately $2.4 million. This estimate has been recorded as a regulatory asset and liability on Central Maine's balance sheet. Central Maine's current share of costs related to the shutdown of Yankee Atomic is being recovered through rates.

Vermont Yankee. The Vermont Yankee plant is an operating unit. Its NRC operating license is scheduled to expire in the year 2012. On October 15, 1999, Vermont Yankee agreed to sell the Vermont Yankee plant for $22 million, subject to certain adjustments, to AmerGen Energy Company LLC ("AmerGen"). AmerGen agreed, among other commitments, to assume the decommissioning cost of the unit after it is taken out of service, and the Vermont Yankee sponsors, including Central Maine, agreed to fund the uncollected decommissioning cost up to a negotiated amount at the time of the closing of the sale. The sponsors also agreed either to enter into a new purchased-power agreement with AmerGen or to buy out such future power payment obligations by making a fixed payment to AmerGen. Central Maine elected to enter into a twelve-year purchased-power agreement and intends to sell its power entitlement at the market rate. The sponsors' obligation to consummate the sale is conditioned upon the receipt of satisfactory regulatory approvals.

Millstone Unit 3. Pursuant to a joint ownership  agreement,  Central Maine has a
2.5 percent direct ownership interest in the Millstone 3 nuclear unit in Waterford, Connecticut, which is operated by Northeast Utilities. This facility was off-line from March 31, 1996, to July 1998, due to NRC concerns regarding license requirements.

Central Maine is obligated to pay its proportionate share of the operating expenses, including depreciation and a return on invested capital, of each of the Yankee Companies referred to above for periods expiring at various dates to 2012. Pursuant to the joint ownership agreement for Millstone 3, Central Maine is similarly obligated to pay its proportionate share of the operating costs of Millstone 3. Central Maine is also required to pay its share of the estimated decommissioning costs of each of the Yankee Companies and Millstone 3. The estimated decommissioning costs are paid as a cost of energy in the amounts allowed in rates by the FERC and passed through to Central Maine's ratepayers as a component of its transmission-and-distribution revenue requirement approved by the MPUC.

MEPCO. MEPCO owns and operates a 345-kilovolt transmission interconnection, extending from Central Maine's substation at Wiscasset to the Canadian border where it connects with a line of The New Brunswick Power Corporation ("NB Power") under an interconnection agreement. MEPCO transmits power between NB Power and various New England utilities under MEPCO's Open Access Transmission Tariff.

Central Maine had approximately a 60% ownership interest in the jointly owned, Company-operated, 620-megawatt oil-fired W. F. Wyman Unit No. 4. Wyman 4 was sold to FPL group as part of its sale of generation assets on April 7, 1999. See
Note 3, "Regulatory Matters" - "Sale of Generation Assets." Central Maine also has a 2.5% ownership interest in the Millstone Unit No. 3 nuclear plant operated by Northeast Utilities, and is entitled to approximately a 29-megawatt share of that unit's capacity. Central Maine's plant in service, nuclear fuel, decommissioning fund, and related accumulated depreciation and amortization attributable to these units as of December 31, 1999, and 1998 were as follows:

                                         Wyman 4                  Millstone 3
(Dollars in thousands)             1999           1998        1999          1998
Plant in service, nuclear
 fuel and decommissioning fund  $    -        $116,075    $114,696      $112,907
Accumulated depreciation
and amortization                     -          69,028     111,728        45,433

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

Central Maine is making facilities-support payments on approximately $23.8 million, its remaining share of the construction cost for these transmission facilities incurred through December 31, 1999. These obligations are reflected on the Company's consolidated balance sheet as lease obligations with a corresponding charge to electric property.

Non-Utility Generators

Central Maine has entered into a number of long-term, non-cancelable contracts for the purchase of capacity and energy from non-utility generators (NUG). The agreements generally have terms of five to 17 years, with expiration dates ranging from 2000 to 2016. They require Central Maine to purchase the energy at specified prices per kilowatt-hour, which are often above market prices. As of December 31, 1999, facilities having 587 megawatts of capacity covered by these contracts were in-service. The costs of purchases under all of these contracts amounted to $207.8 million in 1999, $265 million in 1998, and $306.4 million in 1997.

Central Maine's estimated contractual obligations with NUGs as of December 31, 1999, are as follows:

(Dollars in millions)        Amount

     2000                     $    269
     2001                          252
     2002                          257
     2003                          261
     2004                          261
     2005 - 2016                 1,523
                                $2,823

The aggregate above market costs associated with these contracts is estimated to be approximately $1 billion, based on one of many market price assumptions.

Note 10:  Capitalization and Interim Financing

Retained Earnings

Under terms of the most restrictive test in Central Maine's Articles of Incorporation, no dividend may be paid on the common stock of Central Maine if such dividend would reduce retained earnings below $29.6 million. At December 31, 1999, Central Maine's retained earnings were $100.8 million, of which $71.2 million were not so restricted. There are no such restrictions on CMP Group. Future dividend decisions will be subject to future earnings levels and the financial condition of CMP Group and Central Maine and will reflect the evaluation by their Board of Directors of then existing circumstances.

Mortgage Bonds

Substantially all of Central Maine's electric-utility property and franchises were subject to the lien of the General and Refunding Mortgage until its discharge on July 27, 1999.

Mortgage Bonds outstanding as of December 31, 1999, and 1998 were as follows:

Central Maine Power Company
General and Refunding Mortgage Bonds:
                                                      Interest
                      Series        Maturity            rate     1999     1998
(Dollars in thousands)
                         P    Redeemed April 7, 1999    7.66%     -    $  43,717
                         Q    Redeemed April 7, 1999    7.05      -       75,000
Total Mortgage Bonds                                          $   -     $118,717

During 1999, Central Maine redeemed the following principal amounts of its General and Refunding Mortgage Bonds: on May 10, $43.7 million of Series P 7.66%, Due 2000; on the same day $75 million of Series Q 7.05%, Due 2008. No premiums were paid by Central Maine for the bonds.

Limitations on Unsecured Indebtedness

Central Maine's Articles of Incorporation limit certain unsecured indebtedness that may be outstanding to 20 percent of capitalization, as defined, without the consent of the holders of Central Maine's preferred stock; 20 percent of defined capitalization amounted to $119 million as of December 31, 1999. Unsecured indebtedness, as defined, amounted to $57 million as of December 31, 1999. Central Maine's $500 million medium-term note program, having received the consent of Central Maine's preferred stockholders in May 1997, is not included in "unsecured indebtedness" for purposes of the 20-percent limitation.

Medium-Term Notes

At the annual meeting of the stockholders of Central Maine on May 15, 1997, the holders of Central Maine's outstanding preferred stock consented to the issuance of $350 million in principal amount of Central Maine's medium-term notes in addition to the $150 million in principal amount to which they had previously consented in 1989. As of December 31, 1999, $70 million of medium-term notes were outstanding. Interest on fixed-rate notes is payable on March 1 and September 1, while interest on floating-rate notes is payable on the dates indicated thereupon.

Medium-Term Notes outstanding as of December 31, 1999, and 1998 were as follows:

(Dollars in thousands)
Maturity                                  Interest rate      1999         1998
Series A:
2000                                           9.65%       $  5,000    $   5,000
Series C:
2000-2001                               6.38% - 7.21%        40,000      127,000
Series D:
2000                                           6.50%         25,000      205,000
Medium-Term Notes                                            70,000      337,000
   Less:  Amount Due Within One Year                         60,000       10,000
Total Medium-Term Notes                                     $10,000     $327,000

Pollution-Control Facility and Other Notes

Pollution-control facility and other notes outstanding as of December 31, 1999, and 1998 were as follows:

(Dollars in thousands)
Series                                         Interest rate            Maturity          1999          1998
Central Maine Power Company:
Yarmouth Installment Notes                           6 3/4%    Redeemed June 1, 1999       $    -     $   9,330
Yarmouth Installment Notes                           6 3/4     Redeemed June 1, 1999            -         1,000
Industrial Development
  Authority of the State of

  New Hampshire Notes                                7 3/8     May 1, 2014                 19,500        19,500
Finance Authority of Maine                            8.16     January 1, 2005             37,929        45,929
Revolving Credit Agreement                       Variable*     October 22, 1999                 -        50,000
Maine Electric Power Company, Inc.:
Promissory Notes                                   Variable**  November 1, 2000                 -           420
NORVARCO: Promissory Note                            10.48     November 1, 2020            22,973        24,090
NORVARCO: Senior Note                                 7.05     November 1, 2020             1,681         1,747
Union Water Power Company-Bank Notes                  7.99     December 2011                1,110         1,163
Union Water Power Company-Bank Notes              Variable***  October 2018                 1,246         1,284
Total Pollution-Control Facility and Other Notes                                          $84,439      $154,463

  *The average rate was 6.1125% in 1998.
 **The average rate was 6.48% in 1998.
***The average rate was 7.75% in 1999 and 8.25% in 1998.

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

NORVARCO, a wholly owned subsidiary of Central Maine, owns a fifty-percent interest in Chester SVC Partnership. In December 1990, Chester entered into a non-recourse long-term debt financing of $33 million at a fixed annual interest rate of 10.48%, payable monthly over a 30-year term. The debt is redeemable commencing December 20, 2000, at its principal amount plus accrued interest and a yield maintenance premium based on market interest rates at the time of redemption. In 1995, Chester entered into an agreement with the existing note holder to finance $2.1 million in construction commitments. That note agreement requires principal and interest payments on a monthly basis over the remaining years of the original financing agreement and has a fixed interest rate of 7.05%. Central Maine's share of the loan payments is 7.1 percent under a support agreement with other utilities that use the facility.

Capital Lease Obligations

CMP Group leases some of its buildings and equipment under lease arrangements, and accounts for certain transmission agreements as capital leases using periods expiring between 2006 and 2021. The net book value of property under capital leases was $27.5 million and $29.4 million at December 31, 1999, and 1998, respectively. Assets acquired under capital leases are recorded as electric property at the lower of fair-market value or the present value of future lease payments, in accordance with practices allowed by the MPUC, and are amortized over their contract terms. The related obligation is classified as other long-term debt. Under the terms of the lease agreements, executory costs are excluded from the minimum lease payments.

Estimated future minimum lease payments for the five years ending December 31, 2004, together with the present value of the minimum lease payments, are as follows:

(Dollars in thousands)                                            Amount
2000                                                              $ 5,093
2001                                                                4,924
2002                                                                4,755
2003                                                                4,587
2004                                                                4,418
Thereafter                                                         42,842
Total minimum lease payments                                       66,619
Less: amounts representing interest                                35,579
Present Value of Net Minimum Lease Payments                       $31,040

Sinking-Fund Requirements

Consolidated sinking-fund requirements for long-term obligations, including capital lease payments and maturing debt issues, for the five years ending December 31, 2004, are as follows:

                              (Dollars in thousands)
                Sinking fund       Maturing debt         Total
2000             $  2,937             $60,000            $62,937
2001               11,547              10,000             21,547
2002               12,258                   -             12,258
2003               13,071                   -             13,071
2004               12,915                   -             12,915

Disclosure of Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practicable are discussed below. The carrying amounts of cash and temporary investments approximate fair value because of the short maturity of these investments. The fair value of redeemable preferred stock and pollution-control facility and other notes is based on quoted market prices as of December 31, 1999 and 1998. The fair value of long-term obligations is based on quoted market prices for the same or similar issues, or on the current rates offered to the particular company based on the weighted average life of each class of instruments.

The estimated fair values of the CMP Group's financial instruments as of December 31, 1999, and 1998 are as follows:

                                                    1999                  1998
                                             Carrying              Carrying
(Dollars in thousands)                        amount   Fair value   amount   Fair value
Redeemable preferred stock ...............   $  9,910   $  9,712   $ 27,910   $ 28,747
Mortgage bonds ...........................       --         --      118,717    120,782
Medium-term notes ........................     70,000     70,402    327,000    326,226
Pollution-control facility and other notes     84,439     91,006    154,463    157,771

Cumulative Preferred Stock

Preferred-stock balances outstanding as of December 31, 1999 and 1998 were as follows:

                                                   (Dollars in thousands,
                                                  except per-share amounts)
                                             Current shares
                                              outstanding      1999      1998
Preferred Stock - Not Subject to
Mandatory Redemption:
$25 par value - authorized 2,000,000
  shares; outstanding:                             None     $     -  $      -
$100 par value noncallable -authorized
  5,713 shares; outstanding 6% voting             5,713         571       571
$100 par value callable - authorized
  2,300,000* shares; outstanding:
3.50% series (redeemable at $101)               220,000      22,000    22,000
4.60% series (redeemable at $101)                30,000       3,000     3,000
4.75% series (redeemable at $101)                50,000       5,000     5,000
5.25% series (redeemable at $102)                50,000       5,000     5,000
6% stock owned by CMP Group, Inc.                   533         (43)      (43)
Total                                                       $35,528   $35,528
Redeemable Preferred Stock - Subject to
  Mandatory Redemption:
Flexible Money Market Preferred Stock,
Series A - 7.999% (99,100 shares in 1999,
279,100 shares in 1998)                           9,910       9,910    27,910
Total                                                      $  9,910   $27,910

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

Sinking-fund provisions for the Flexible Money Market Preferred Stock, Series A, 7.999%, require Central Maine to redeem all shares at par plus an amount equal to dividends accrued to the redemption date on the basis of 90,000 shares annually beginning in October 1999. Central Maine also has the non-cumulative right to redeem up to an equal number of shares annually beginning in 1999, at par plus an amount equal to dividends accrued to the redemption date. The
Company redeemed $18 million of these shares at par October 1, 1999. The sinking-fund requirement for 2000 is $9 million with a final sinking fund requirement of $910 thousand in 2001.

Interim Financing and Credit Agreements

Central Maine uses funds obtained from short-term borrowing to provide initial financing for construction and other corporate purposes.

To support its short-term capital requirements, in October 1996, Central Maine entered into a $125 million Credit Agreement with several banks, with BankBoston, N.A., and The Bank of New York acting as agents for the lenders. The arrangement originally had two credit facilities: a $75 million, 364-day revolving credit facility and a $50-million, 3-year revolving credit facility. Effective December 15, 1998, the banks' commitments under the 364-day facility were reduced from $75 million to $25 million by agreement of the parties, and other provisions were amended to reflect the reorganization of Central Maine into a holding-company structure and recognize other changed circumstances. Central Maine terminated the two facilities on October 21, 1999.

On December 31, 1999, Central Maine entered into a new $75 million three-year secured revolving-credit facility with three banks, with The Bank of New York acting as administrative agent. The facility provides for LIBOR-priced and base-rate-priced loans, which are secured by a security interest in Central Maine's accounts receivable. The arrangement also requires the payment of customary fees, based in large part on Central Maine's credit ratings. The amount of Central Maine's short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. No loans were outstanding under the new facility at December 31, 1999.

CMP Group and its subsidiaries had a total of $0.2 million outstanding, made up of short-term financings as of December 31, 1999.

Note 11:  Quarterly Financial Data (Unaudited)

CMP Group's unaudited, consolidated quarterly financial data pertaining to the results of operations are shown below.

(Dollars in thousands, except per-
   share amounts)                                 Quarter ended
                                     March 31   June 3  September 30 December 31
1999

Electric operating revenues ........ $270,694  $214,686   $238,898   $229,433
Operating income ...................   66,882    14,327     30,417     20,589
Net income (loss) ..................   33,257     4,041      8,703      8,853
Earnings (loss) per common share ...     1.03       .12        .27        .27

1998

Electric operating revenues ........ $248,745  $208,216   $234,056   $247,722
Operating income ...................   39,934    14,326     26,370     45,251
Net income (loss) ..................   16,398       572     17,440     18,500
Earnings (loss) per common share* ..      .51       .02        .54        .57

*Same results as Central Maine for first two quarters. CMP Group was formed September 1, 1998.

Central Maine's unaudited, consolidated quarterly financial data pertaining to the results of operations are shown below.

(Dollars in thousands, except per-
   share amounts)                                    Quarter ended
                                     March 31     June 30   September 30  December 31
1999

Electric operating revenues .....   $ 270,570   $ 214,737    $ 238,887    $ 229,307
Operating income ................      67,133      14,064       29,691       20,547
Net income (loss) ...............      37,647       3,254       12,928       14,911
Earnings (loss) per common share*        1.18         .07          .38          .46

1998

Electric operating revenues .....   $ 248,745   $ 208,216    $ 234,027    $ 247,573
Operating income ................      39,934      14,326       25,753       46,636
Net income (loss) ...............      18,295       1,646       13,135       21,747
Earnings (loss) per common share*         .51         .02          .38          .67

1997

Electric operating revenues .....   $ 268,367   $ 210,074    $ 226,134    $ 249,601
Operating income ................      27,513       8,881        7,394       19,491
Net income (loss) ...............      16,027      (2,539)      (5,845)       5,779
Earnings (loss) per common share*         .43        (.15)        (.24)         .12

*Earnings per share are computed using the weighted-average number of common shares outstanding during the applicable quarter.

Material adjustments of $11 million made during the fourth quarter of 1999 relate primarily to the negotiated settlement with the MPUC, as disclosed in Footnote 3, "MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design."

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of CMP Group, Inc. The following are the present executive officers of CMP Group with all positions and offices held. There are no family relationships between any of them, nor are there any arrangements or understandings pursuant to which any were selected as officers.

Name, Age, and Year First
     Became Officer                            Office

David M. Jagger, 58, 1998      Chairman of the Board of Directors

Charles H. Abbott, 64, 1998    Vice Chairman of the Board of Directors

David T. Flanagan, 52, 1998    President and Chief Executive Officer

Arthur W. Adelberg, 48, 1998   Executive Vice President and Chief Financial
                                Officer

F. Michael McClain, 50, 1998   Vice President, Corporate Development

Anne M. Pare, 46, 1998         Treasurer, Corporate Counsel and Secretary

Executive Officers of Central Maine Power Company. The following are the present executive officers of Central Maine with all positions and offices held. There are no family relationships between any of them, nor are there any arrangements or understandings pursuant to which any were selected as officers.

 Name, Age, and Year First
       Became Officer                        Office

David M. Jagger, 58, 1996        Chairman of the Board of Directors

Charles H. Abbott, 64, 1996      Vice Chairman of the Board of Directors

Sara J. Burns, 44, 1997          President

Michael R. Cutter, 46, 1997      Vice President

Curtis I. Call, 46, 1997         Treasurer

Anne M. Pare, 46, 1996           Secretary

Each of the executive officers of CMP Group and Central Maine has for the past five years been an officer or employee of CMP Group, Central Maine, or an affiliate company, except Messrs. Jagger and Abbott, who have been non-employee directors since 1988, and Mr. McClain. Mr. McClain joined Central Maine on February 23, 1998. Prior to his employment with Central Maine, he was Group Vice President and Chief Operating Officer, Petroleum Group, Dead River Company from 1981 to 1996.

Directors. The Board of Directors of CMP Group has twelve members, and the Central Maine Board has thirteen members. All Central Maine Board members also serve on the Board of Directors of CMP Group, other than Sara J. Burns, the President of Central Maine, who serves only on the Central Maine Board. The Boards of Directors of CMP Group and Central Maine are each divided into three classes, with one class of CMP Group and Central Maine directors being elected at the respective annual meetings of shareholders for a three-year term.

Set forth below is information about each director. The class designations listed are for CMP Group and Central Maine, respectively.


                                         Principal Occupations and Business

                                        Experience During Past Five Years and            First Became a       Term
      Name and Age                    Current Directorships of Public Companies              Director       Expires

Class II/I:

Charles H. Abbott (64)        Skelton, Taintor & Abbott, P.A., Auburn, Maine                   1988            2000
                                (Attorneys); Vice Chairman of the Boards of CMP Group
                                and Central Maine

William J. Ryan (56)          Chairman, President and Chief Executive Officer, Peoples         1996            2000
                                Heritage Financial Group, Inc., Portland, Maine

Kathryn M. Weare (51)         Owner and Manager, The Cliff House, Ogunquit, Maine              1992            2000
                                (Resort and conference center)

Lyndel J. Wishcamper (57)     President, Wishcamper Properties, Inc., Portland, Maine          1996            2000
                                (Real estate)

Class III/II:

Lawrence A. Bennigson (62)    Executive Director, Toffler Associates, Boston,                  1999            2001
                                Massachusetts (strategic management advising) (1998);
                                Senior Fellow, Harvard Business School Executive
                                Development Center (executive education) (1998);
                                independent management consultant (1994 through 1997);
                                Director, SBS Technologies, Inc.

Sara J. Burns (44)            President (from September 1, 1998) and Chief Operating           1998            2001
                                Officer, Distribution Services (from May 1, 1997) of
                                Central Maine; prior thereto, held various
                                non-executive positions with Central Maine

Duane D. Fitzgerald (60)      Non-executive Chairman of the Board, Bath Iron Works             1996            2001
                                Corporation, Bath, Maine (Shipbuilding) (from March 1,
                                1996); Corporate Vice President, General Dynamics
                                Corporation (September 1995 to March 1, 1996);
                                President and Chief Executive Officer, Bath Iron Works
                                Corporation (September 1991 to March 1, 1996)

David M. Jagger (58)          President and Treasurer, Jagger Brothers, Inc.,                  1988            2001
                                Springvale, Maine (Textiles); Chairman of the Boards
                                of CMP Group and Central Maine

Lee M. Schepps (59)           Retired (1998) President, The Julius Schepps Co.,                1999            2001
                                Dallas, Texas (Wholesale beverage distribution and
                                real estate management)

Class I/III:

Charleen M. Chase (51)        Executive Director, Community Concepts, Inc., South              1985            2002
                                Paris, Maine (Community action agency)

David T. Flanagan (52)        President and Chief Executive Officer of CMP Group, from         1994            2002
                                September 1, 1998; President and Chief Executive
                                Officer of Central Maine from January 1, 1994

Robert H. Gardiner (55)       President, Maine Public Broadcasting Corporation,                1992            2002
                                Lewiston, Maine (Public television)

Peter J. Moynihan (56)        Retired (1999) Senior Vice President and Chief                   1995            2002
                                Investment Officer, UNUM (now UNUMProvident)
                                Corporation, Portland, Maine (Insurance)

Section 16(a) Beneficial Reporting Compliance. After review, CMP Group believes that during 1999 all filing requirements under Section 16(a) of the Securities Exchange Act were satisfied by the directors and executive officers.

Item 11.     EXECUTIVE COMPENSATION.

                                                SUMMARY COMPENSATION TABLE

                                             Annual Compensation                 Long-Term Compensation

                                                                              Awards               Payouts
                                                                     Restricted
                                                                        Stock                       LTIP         All Other
                                                          Bonus       Award(s)     Securities      Payouts      Compensation
            Name and                                       ($)          ($)        Underlying        ($)
       Principal Position           Year   Salary ($)      (5)          (6)        Options (#)       (7)            ($)

David T. Flanagan                  1999       348,994     174,497     232,678          74,764        911,547        8,166 (8)
President and Chief                1998       335,571      70,195      31,648          78,983              0        2,720
Executive Officer,                 1997       315,000     218,531      97,125               0              0        2,603
CMP Group

Arthur W. Adelberg                 1999       228,338      68,501      91,328          17,470        196,383        7,154 (9)
Executive Vice President           1998       213,993      31,654      14,271          17,988              0        5,121
and Chief Financial Officer,       1997       189,818      79,125      35,167               0              0        5,037
CMP Group (1)

F. Michael McClain                 1999       182,000      54,600      72,793          13,925              0            0
Vice President, Corporate          1998       150,527      25,102      11,306          14,711              0        9,765
Development, CMP Group (2)

Anne M. Pare                       1999       121,399      45,525      20,240           7,740         93,905            0
Treasurer, Corporate               1998       116,730      17,441       7,863           8,177              0            0
Counsel and Secretary,             1997       109,000      22,500      10,029               0              0            0
CMP Group; Secretary,
Central Maine

David E. Marsh                     1999       218,824     102,752      45,678          17,470        196,383      802,483 (10)
Former Chief Financial             1998       213,993      31,654      14,271          17,988              0       12,589
Officer, CMP Group (3)             1997       189,818      79,125      35,167               0              0        4,387

Gerald C. Poulin                   1999       175,024      65,748      58,438          13,973        163,528      647,149 (11)
Former Vice President,             1998       175,610      25,976      11,697          14,762              0        3,861
Generation, CMP Group (4)          1997       158,200      61,935      27,527               0              0        3,571

Sara J. Burns                      1999       212,714      63,815      84,552          16,275        143,683        6,400 (12)
President, Central Maine           1998       175,000      28,239      12,727          14,711              0        3,063
                                   1997       139,000      56,250      25,000               0              0        2,601

Michael R. Cutter                  1999       145,600      43,680      57,884          11,140        126,098        5,728 (13)
Vice President, Central            1998       140,000      16,735      22,649          11,769              0        3,025
Maine                              1997       120,820      25,000      33,352               0              0        2,869

Curtis I. Call                     1999       123,767      30,942      40,991           7,891         89,551        4,951 (14)
Treasurer, Central Maine           1998       112,515       9,527      12,904           7,882              0        3,376
                                   1997       104,000      22,000      29,341               0              0        3,120

(1) Mr. Adelberg was elected to the additional position of Chief Financial Officer effective December 16, 1999.

(2)  Mr. McClain's employment began on February 23, 1998.

(3)  Mr. Marsh's employment terminated effective December 15, 1999.

(4)  Mr. Poulin's employment terminated effective December 16, 1999.

(5)  Amounts are performance-based cash awards under the Annual Incentive Plan.

(6) Amounts are performance-based awards in the form of restricted shares of CMP Group common stock under the Annual Incentive Plan. At December 31, 1999, the number and value of the aggregate restricted stock holdings for each of the named executive officers were as follows: Mr. Flanagan, 7,744 shares and $213,444; Mr. Adelberg, 2,968 shares and $81,806; Mr. McClain, 656 shares and $18,081; Ms. Pare, 1,065 shares and $29,354; Mr. Marsh, 2,968 shares and $81,806; Mr. Poulin, 2,353 shares and $64,855; Ms. Burns, 2,259 shares and $62,264; Mr. Cutter, 3,341 shares and $92,086; and Mr. Call, 2,532 shares and $69,788. All shares listed in the Restricted Stock Awards column will vest on the date of consummation of the pending merger between CMP Group and Energy East. Dividends on shares of restricted stock are earned at the same rate as dividends on unrestricted shares of CMP Group common stock and are reinvested in additional shares of common stock that are subject to the same restrictions as the shares on which dividends are earned.

(7) Amounts are performance-based awards in the form of shares of CMP Group common stock under the Long-Term Incentive Plan.

(8) Includes $6,400 Company matching contribution under the Employee Savings and Investment Plan for Non-Union Employees ("401(k) Plan") and $1,766 value of term life insurance premium paid under a universal life insurance policy whose cash value was intended, if certain conditions were satisfied, to offset retirement benefits payable by CMP Group under the Supplemental
     Executive Retirement Plan ("SERP"). Effective as of the end of 1999, CMP Group cancelled Mr. Flanagan's universal life insurance policy and similar policies for Messrs. Adelberg, Marsh and Poulin (with respect to each, the "Cancelled Policy") and the participation of these four executive officers in the SERP. See "Employment and Termination of Employment Arrangements" for a description of current retirement and life insurance benefits for these four executive officers.

(9) Includes $6,400 Company matching contribution under the 401(k) Plan and $754 value of term life insurance premium under the Cancelled Policy.

(10) Includes $761,797 severance payment after termination of employment due to Change of Control as defined in Mr. Marsh's employment agreement, $19,028 non-compete installment payment under a provision of his employment agreement, $13,998 in lieu of accrued vacation time, $1,260 value of term life insurance premium under the Cancelled Policy, and $6,400 Company matching contribution under the 401(k) Plan.

(11) Includes $613,778 severance payment after termination of employment due to Change of Control as defined in Mr. Poulin's employment agreement, $15,220 non-compete installment payment under a provision of his employment agreement, $10,496 in lieu of accrued vacation time, $1,728 value of term life insurance premium under the Cancelled Policy, and $5,928 Company matching contribution under the 401(k) Plan.

(12) Company matching contribution under the 401(k) Plan.

(13) Company matching contribution under the 401(k) Plan.

(14) Company matching contribution under the 401(k) Plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable Value
                                                                                                         at Assumed
                                                                                                    Annual Rates of Stock
                                                                                                   Price Appreciation for
                                                                         Individual                      Option Term (2)
                                            Grants

              (a)                      (b)                (c)             (d)          (e)           (f)           (g)
                                    Number of         % of Total
                                    Securities       Options/SARs      Exercise
                                    Underlying        Granted to        or Base
                                   Options/SARs      Employees in        Price      Expiration
             Name                   Granted (#)       Fiscal Year       ($/Sh)       Date (1)      5% ($)        10% ($)

David T. Flanagan                     74,764              29.40%         18.1875      1/12/06      553,560      1,290,038

Arthur W. Adelberg                    17,470               6.87%         18.1875      1/12/06      129,350        301,441

F. Michael McClain                    13,925               5.47%         18.1875      1/12/06      103,102        240,273

Anne M. Pare                           7,740               3.04%         18.1875      1/12/06       57,308        133,552

David E. Marsh                        17,470               6.87%         18.1875      1/12/06      129,350        301,441

Gerald C. Poulin                      13,973               5.49%         18.1875      1/12/06      103,457        241,101

Sara J. Burns                         16,275               6.40%         18.1875      1/12/06      120,502        280,822

Michael R. Cutter                     11,140               4.38%         18.1875      1/12/06       82,482        192,218

Curtis I. Call                         7,891               3.10%         18.1875      1/12/06       58,426        136,158

(1) The options grant provided for vesting in increments of one-third on the first, second and third anniversaries of the January 12, 1999 grant date. Under the merger agreement between CMP Group and Energy East, all outstanding options will be cancelled immediately prior to the consummation of the merger, and upon consummation of the merger, each option holder will be entitled to the payment of $11.3125, less applicable withholding taxes, for each option held. This amount is the difference between the merger consideration of $29.50 per share of CMP Group common stock and the $18.1875 exercise price of the options granted on January 12, 1999.

(2) See note 1 to the Option/SAR Grants table above for information on the option term and maximum value in connection with the pending merger between CMP Group and Energy East.

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION/SAR VALUES

             (a)                     (b)             (c)                      (d)                              (e)
                                                                Number of Securities Underlying      Value of Unexercised
                                   Shares           Value         Unexercised Options/SARs at      In-the-Money Options/SARs
                                 Acquired on      Realized            Fiscal Year-End (#)          at Fiscal Year-End ($) (1)
            Name                Exercise (#)          ($)          Exercisable/Unexercisable        Exercisable/Unexercisable

David T. Flanagan                        0                0                78,983/74,764                   804,639/700,913

Arthur W. Adelberg                       0                0                17,988/17,470                   183,253/163,781

F. Michael McClain                  14,711          148,200                     0/13,925                         0/130,547

Anne M. Pare                             0                0                  8,177/7,740                     83,303/72,563

David E. Marsh                      17,988          181,213                     0/17,470                         0/163,781

Gerald C. Poulin                    14,762          148,714                     0/13,973                         0/130,997

Sara J. Burns                            0                0                14,711/16,275                   149,868/152,578

Michael R. Cutter                    2,000           20,148                 9,769/11,140                    99,522/104,438

Curtis I. Call                       7,882           79,404                      0/7,891                          0/73,978

(1) Options are "in the money" if the market value of the underlying stock exceeds the exercise or base price of the option.





              LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

                                                                                 Estimated Future Payouts
                                                                             under Non-Stock Price-Based Plans

             (a)                       (b)                (c)               (d)             (e)             (f)
                                                      Performance
                                    Number of          or Other
                                  Shares, Units      Period Until
                                    or Other         Maturation or       Threshold         Target         Maximum
             Name                Rights (#) (1)        Payout (2)           (#)              (#)            (#)

David T. Flanagan                      19,742            1999-2001            9,871         19,742         29,613
Arthur W. Adelberg                      4,613            1999-2001            2,307          4,613          6,920
F. Michael McClain                      3,677            1999-2001            1,839          3,677          5,516
Anne M. Pare                            2,044            1999-2001            1,022          2,044          3,066
David E. Marsh                          4,613            1999-2001            2,307          4,613          6,920
Gerald C. Poulin                        3,690            1999-2001            1,845          3,690          5,535
Sara J. Burns                           4,297            1999-2001            2,149          4,297          6,446
Michael R. Cutter                       2,942            1999-2001            1,471          2,942          4,413
Curtis I. Call                          2,084            1999-2001            1,042          2,084          3,126

(1) Performance shares are granted at the beginning of a three-year performance period and are paid out in the form of CMP Group common stock if performance goals established for that three-year period are attained. For the performance period from January 1, 1999 through December 31, 2001, performance is measured by reference to total shareholder return and by the ranking of Central Maine compared to other electric utilities represented in the EEI Index. All outstanding performance shares will vest on the date of consummation of the pending merger between CMP Group and Energy East.

(2) See note 1 to the Long-Term Incentive Plan Awards table above for information on the vesting of the performance shares in connection with the pending merger between CMP Group and Energy East.


                 PENSION PLAN TABLE AND EMPLOYMENT ARRANGEMENTS

Basic Pension Plan. CMP Group and Central Maine make payments to the Retirement Income Plan for Non-Union Employees (the "Basic Pension Plan") for full-time non-union employees, including the executive officers. Estimated annual retirement benefits payable under the Basic Pension Plan, assuming retirement on December 31, 1999 at age 65, for average salary levels and credited years of service specified in the following Basic Pension Plan Table are as set forth in the Table.


Average Annual
  Salary for
  5 Highest
 Consecutive
    Years
Preceding                        Years of Service
Retirement       15         20          25          30          35

$125,000    $ 28,344    $ 37,793    $ 47,241    $ 56,689    $ 58,637
 150,000      34,719      46,293      57,866      69,439      72,012
 175,000      37,269      49,693      62,116      74,539      77,362
 200,000      37,269      49,693      62,116      74,539      77,362
 225,000      37,269      49,693      62,116      74,539      77,362
 250,000      37,269      49,693      62,116      74,539      77,362
 275,000      37,269      49,693      62,116      74,539      77,362
 300,000      37,269      49,693      62,116      74,539      77,362
 325,000      37,269      49,693      62,116      74,539      77,362
 350,000      37,269      49,693      62,116      74,539      77,362
 375,000      37,269      49,693      62,116      74,539      77,362
 400,000      37,269      49,693      62,116      74,539      77,362
 425,000      37,269      49,693      62,116      74,539      77,362
 450,000      37,269      49,693      62,116      74,539      77,362
 475,000      37,269      49,693      62,116      74,539      77,362
 500,000      37,269      49,693      62,116      74,539      77,362
 525,000      37,269      49,693      62,116      74,539      77,362
 550,000      37,269      49,693      62,116      74,539      77,362
 575,000      37,269      49,693      62,116      74,539      77,362
 600,000      37,269      49,693      62,116      74,539      77,362

For Ms. Pare and Messrs. Cutter and Call, compensation covered by the Basic Pension Plan consists of base salary, including base salary shown in the Salary column of the Summary Compensation Table. Because the amount of compensation that could be taken into account in determining retirement benefits under the Basic Pension Plan was limited by federal tax law to $160,000 in 1999, the 1999 covered compensation under the Basic Pension Plan for Messrs. Flanagan, Adelberg, McClain, Marsh and Poulin and Ms. Burns was limited to that amount of their respective base salaries. Years of service for purposes of the Basic Pension Plan are as follows: Mr. Flanagan, 15 years; Mr. Adelberg, 14 years; Mr. Marsh, 26 years; Mr. Poulin, 29 years; Ms. Burns, 12 years; Mr. Cutter, 23 years; Mr. Call, 13 years; and Ms. Pare, 12 years. Benefits listed in the Basic Pension Plan Table are payable as a single life annuity and reflect an offset for estimated Social Security benefits payable upon attainment of age 65.

Employment and Termination of Employment Arrangements

Existing Employment Agreements. All of the named executive officers have employment agreements that provide for a specified minimum base salary and for participation in compensation and benefit plans in accordance with the terms of those plans. Each agreement provides for severance benefits if the executive officer's employment is terminated without cause after a change of control. In addition, the agreements for Messrs. Flanagan, Adelberg, Marsh and Poulin provide for retirement benefits that are incremental to those provided in the Basic Pension Plan. These incremental retirement benefits replace benefits that would have been payable under the Supplemental Executive Retirement Plan ("SERP"), which was terminated by CMP Group with respect to these four executive officers at the end of 1999. To replace the term life insurance available in connection with the SERP, CMP Group has also purchased term life insurance policies in an equivalent amount for these four executive officers on which it will pay premiums for a specified period.

The employment agreements for Messrs. Flanagan, Adelberg, McClain, Marsh and Poulin provide severance benefits if, within 36 months after a change of control, CMP Group terminates their employment other than for cause or disability or they terminate their employment for any of the reasons specified in their agreements. Under the agreements, shareholder approval of the merger between CMP Group and Energy East constituted a change of control. The employment agreements for these five executive officers provide the following severance benefits for a termination after a change of control: (1) 1.99 times their respective base salaries and 2.99 times the three-year average of annual incentive compensation, (2) continuation of medical and other benefits available under group benefit plans, and (3) limited outplacement services. When change of control severance payments are triggered under these agreements, these executive officers also receive an amount equal to their respective annual base salaries, paid in 12 equal monthly installments, as reasonable compensation for their agreement not to compete, subject to forfeiture if they compete during that 12-month period. Pursuant to their employment agreements, both Messrs. Marsh and Poulin received the severance benefits set forth in the Summary Compensation Table in connection with CMP Group's termination of their employment after the occurrence of a change of control due to shareholder approval of the merger between CMP Group and Energy East.

Under his employment agreement, Mr. Flanagan is entitled to an incremental retirement benefit, beginning at age 55, that, when added to the benefit payable to him under the Basic Pension Plan, provides an aggregate annual retirement benefit of 65 percent of his base salary earned during the 12 months preceding the termination of his employment for reasons other than death or cause plus the three-year average of annual incentive compensation, not to exceed $200,000 per year. Mr. Flanagan's retirement benefit will be fully funded through a rabbi trust upon the closing of the pending merger between CMP Group and Energy East. Mr. Flanagan will also be entitled to retiree medical benefits equal to those available under Central Maine's retiree medical benefits plan.

The retirement benefit for Mr. Adelberg vests if he continues his employment until June 30, 2000. In that case, the benefit paid to Mr. Adelberg, beginning at the later of age 55 or termination of employment, will be the greater of (i)
2.6 percent of his average base salary over a three-year period times his years of service, offset by benefits payable under the Basic Pension Plan, or (ii) the benefits he would have received under the SERP. Mr. Marsh's employment agreement provides that he will receive, beginning at age 55, a benefit equal to the greater of (i) 50 percent of the average of his final three years of base salary, offset by benefits payable under the Basic Pension Plan, or (ii) intended SERP benefits. Based on the provisions of his employment agreement and his termination of employment effective as of December 15, 1999, Mr. Marsh's total annual retirement benefit will be $132,491, which is an amount equal to intended SERP benefits. Of this amount, $27,010 will be paid from the Basic Pension Plan and the remainder under his employment agreement. Mr. Marsh is also entitled to retiree medical benefits equal to those available under Central Maine's retiree medical benefits plan. Mr. Poulin is entitled to an incremental retirement benefit under his employment agreement equal to intended SERP benefits. Mr. Poulin elected to begin receiving his retirement benefits on January 1, 2000 in the form of a joint and survivor annuity payable annually in the amount of $145,461, of which $69,633 will be paid from the Basic Pension Plan. He is also entitled to retiree medical benefits.

If within 12 months following the consummation of a change of control, Central Maine terminates the employment of Ms. Burns, Mr. Cutter or Mr. Call, or CMP Group terminates Ms. Pare's employment, other than for cause or disability, or they terminate their employment for any of the reasons specified in their employment agreements, Ms. Burns will be entitled to 1.99 times her base salary, and the remaining named executive officers will be entitled to one times their respective base salaries, plus the continuation of medical and other benefits under group benefit plans and limited outplacement services. The closing of the merger between CMP Group and Energy East would constitute the consummation of a change of control under these agreements. If these executive officers become entitled to change of control severance payments, they will also receive an amount equal to one times their respective base salaries as non-compete payments on the terms described above.

If severance benefits paid in connection with a change of control constituted "excess parachute payments" under federal tax law, they would be reduced to avoid the imposition of an excise tax on the executive officer receiving the benefits, but only if the amount of the reduction was less than the excise tax that the executive would otherwise be required to pay. No such reductions are anticipated for severance benefits paid to Mr. Poulin, but some reduction may be required with regard to Mr. Marsh.

The agreements for Ms. Burns, Mr. Cutter, Mr. Call and Ms. Pare provide for retention payments equal to one-half of their then-current base salaries if they continue their employment until the earlier of May 31, 2000 or a specified change of control event.

The employment agreements for all of the named executive officers are automatically extended for successive one-year periods from their initial expiration dates unless the employer or the executive officer gives notice of non-renewal. The agreements for Messrs. Flanagan, Adelberg, Marsh, Poulin and McClain provide for one final three-year extension after a change of control. As a result of the occurrence of a change of control on October 7, 1999, due to shareholder approval of the merger between CMP Group and Energy East, the agreements for these five executive officers will expire no later than October 31, 2002. The agreements for the other named executive will remain in effect for one year after the consummation of the change of control.

Energy East and CMP Group have entered into new employment agreements with Messrs. Flanagan, Adelberg and McClain, and Energy East and Central Maine have entered into a new agreement with Ms. Burns, that will become effective upon the closing of the merger. At that time, these new employment agreements will replace and terminate the existing employment agreements for these four executive officers. The rights and obligations of these four executive officers will be governed by these new agreements after the completion of the merger.

New Employment Agreements. The term of Mr. Flanagan's new employment agreement is three years, beginning on the effective date of the merger, and will be automatically extended each month unless either Energy East or Mr. Flanagan gives notice that the agreement will not be extended. Under the terms of his employment agreement, Mr. Flanagan will become the president of Energy East and the chairman, president and chief executive officer of CMP Group. Mr. Flanagan's base salary will be $550,000 and may be increased by the Energy East board of directors. Mr. Flanagan will also participate in all incentive compensation, fringe benefit and employee benefit plans on the same basis as other executives and key management employees. He will be entitled to receive a life insurance benefit that is not less than two and one-half times his annual compensation and will also be entitled to certain other death and disability benefits. Energy East will also pay the premiums, up to $7,800 annually, on a term life insurance policy with a face amount of $700,000. The agreement provides for a "gross-up" payment to Mr. Flanagan if any payment, benefit or distribution constitutes an "excess parachute payment" under federal tax law on which Mr. Flanagan is required to pay excise tax.

Under Mr. Flanagan's new employment agreement, Energy East, CMP Group or Mr. Flanagan may terminate his employment at any time. If Energy East or CMP Group terminates Mr. Flanagan's employment other than for cause or disability, or if Mr. Flanagan terminates his employment for good reason, he will receive, for the remainder of the term of his employment agreement, his base salary, incentive compensation calculated as specified in the agreement, and employee welfare benefits. He will also receive outplacement services costing up to $10,000 and a payment equal to the value of fringe benefits he would have received through the term of his employment agreement.

If Mr. Flanagan voluntarily terminates his employment on or after June 1, 2001, or if Energy East terminates his employment without cause, he is entitled to a fully vested guaranteed minimum annual retirement benefit, taking into account any other retirement benefits provided by Energy East or CMP Group, of 45 percent of his base salary. This amount is payable as a joint and survivor annuity and is reduced by any proceeds of the $700,000 term life insurance policy.

The term of the new employment agreements for Messrs. Adelberg and McClain and Ms. Burns is also three years, and each agreement will be automatically extended each month unless the employer or the executive gives notice that the agreement will not be extended. Mr. Adelberg's employment agreement provides that he will become the chief financial officer and a senior vice president of Energy East and will serve on the board of directors of CMP Group. His base salary will be $425,000. Mr. McClain will serve as the president of one or more non-utility subsidiaries of Energy East and/or CMP Group at a base salary of $200,000. Ms. Burns will continue to serve as Central Maine's president, and her base salary will be $300,000. The base salaries of these three executives may be increased by the Energy East board. They will participate in all incentive compensation, fringe benefit and employee benefit plans on the same basis as other executives and key management employees.

Under the employment agreements for Messrs. Adelberg and McClain and Ms. Burns, the employer or the executive may terminate the executive's employment at any time. If the employer terminates the employment of the executive other than for cause or disability or the executive terminates his or her employment for good reason, he or she will receive the same benefits, in amounts reflecting his or her compensation, as would be provided to Mr. Flanagan in those circumstances. Messrs. Adelberg and McClain and Ms. Burns are also entitled to "gross-up" payments on the terms described for Mr. Flanagan.

Mr. Adelberg is entitled to additional benefits under his employment agreement. If Energy East requires him to spend more than half of his working time in Portland, Maine, he will be entitled to relocation benefits. Mr. Adelberg is also entitled to a life insurance benefit that is not less than two times his annual compensation and to certain other death and disability benefits. In addition, if he is employed by Energy East or CMP Group on June 30, 2000, he will have a fully vested right to a guaranteed minimum annual retirement benefit of 2.6 percent of his average base salary for the three prior years times his years of service with Energy East and CMP Group, which will be paid in the form of a joint and survivor annuity.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Overview. The objectives of the Compensation and Benefits Committee in administering executive compensation programs for CMP Group and Central Maine executives are to assure that total compensation opportunities are competitive with those available in the utility industry and general industry and contain significant pay-for-performance elements to align more closely the interests of the executive officers and shareholders by supporting and increasing shareholder value.

The Committee believes that the three existing components of total direct compensation for executive officers, namely, base salary, annual incentives and long-term incentives, are appropriate means of achieving these objectives. These items of compensation are designed to be leveraged for performance and shareholder value enhancement and to be more competitive in a changing business environment. This performance-oriented compensation approach is designed to support the attainment of CMP Group's strategic goals and to balance the focus on short and long-term performance goals.

On an overall basis, the elements of direct compensation are aligned with a competitive market that includes electric utilities in the Edison Electric Institute ("EEI") Index of Investor-Owned Electrics used in the performance graph below and companies from general industry selected from a published survey compiled by the Committee's independent compensation consultant based on business diversity and complexity, competitive similarities, revenue size and geography. This blended market takes into account that Central Maine's electric utility business is the principal business of its holding company parent CMP Group and also reflects the formation of the holding company to facilitate the pursuit of appropriate non-utility business ventures. The Committee believes that this expanded market better enables CMP Group and Central Maine to attract and retain executive talent that is essential in aggressively managing changing business requirements in a competitive climate.

Total compensation opportunities provided by base salary and annual and long-term incentives are designed to reflect median compensation levels for positions with comparable responsibilities in the targeted blended market. The mix of these compensation elements is performance leveraged to support and enhance shareholder value by tying earnings opportunities to performance results.

Base Salary. Base salaries of the executive officers are measured against median base salary levels for positions with comparable functional responsibilities in the identified market, adjusted to take into account individual abilities and skills in light of the business challenges requiring those attributes. In setting 1999 base salaries for the executive officers, the Committee relied on the EEI executive compensation survey of comparable positions and information from its independent compensation consultant. Based on this process and after taking into account individual factors, the Committee adjusted the base salaries of the executive officers other than Mr. Flanagan and Ms. Burns an average 5.7 percent to bring their salaries within 90 to 95 percent of the market for their positions. The Committee adjusted Mr. Flanagan's base salary by approximately
6.5 percent, which maintained the average 80 percent variance between the salary for his position and the higher salary level for the blended utility and general industry market. Ms. Burns received a 22 percent salary increase to reflect her assumption of additional duties when she became President of Central Maine in September 1998 as part of the holding company restructuring of Central Maine.

Annual Incentives. In 1999, the annual incentive compensation program for executive officers, including Mr. Flanagan, reflected several important strategic corporate objectives focused on (i) the transition to competition resulting from federal and state regulatory and legislative initiatives that have opened the generation and transmission markets to competition and (ii) the enhancement of shareholder value through a business alliance or combination and through investments in non-utility businesses. These objectives and their weighting were as follows: completing Central Maine's generation asset sale, 40%; developing and obtaining Board approval of a strategy designed to maximize the value of CMP Group's electric transmission and distribution business, 40%; developing and obtaining Board approval of a performance-based rate plan to replace the Alternative Rate Plan, which expired at the end of 1999, 10%; and achieving specified earnings levels relating to investments in certain subsidiaries, 10%. The Committee determined that all of these objectives were fully achieved.

In addition to these four corporate goals, a combination of return on equity and share prices was used to determine the percentage of the target award pool available for awards. Based on return on equity and share price performance levels previously established by the Committee, the Committee determined that the maximum of two times the target pool would be available for awards.

The result of these combined performance levels and performance under individual goals was that the maximum of 200 percent of targeted short-term incentive compensation was earned under the plan by each of the named executive officers in 1999. Targeted annual incentive compensation for Mr. Flanagan is 50 percent of his base salary. Based on 1999 performance results, he received an award equal to one times his base salary. Targeted annual incentive compensation for the other executive officers ranges from 25 to 30 percent of their base salaries. For 1999, these executive officers received awards ranging from 50 to 60 percent of their base salaries.

Awards under the Annual Incentive Plan are paid in cash for 75 percent of the total award, and 25 percent in the form of CMP Group common stock purchased at a 25 percent discount for the remaining portion. Plan participants may also elect to take up an additional 25 percent of the total award in stock, which is also purchased at a 25 percent discount.

Long-Term Incentive Compensation. The Long-Term Incentive Plan ("LTIP"), in which the executive officers participate, is intended to focus attention more sharply on shareholder value enhancement. Target long-term compensation opportunities range from 168 percent of base salary for Mr. Flanagan and from 50 to 60 percent of base salary for the other executive officers.

The first three-year performance period under the LTIP was completed at the end of 1999. The performance measure previously established by the Committee for that period was that Central Maine must rank at the median of the other utilities in the EEI Index, which ranks utilities based on their cumulative total shareholder return. The Committee also established threshold and maximum performance levels for that three-year performance cycle. Central Maine's cumulative total shareholder return of 163 percent for that period placed it second in rank in the EEI Index. For this reason, the Committee awarded shares of CMP Group common stock at the maximum level of 150 percent of the number of performance shares granted at target performance levels at the beginning of the three-year period.

In 1999, both performance shares for a three-year performance period running until the end of the year 2001 and stock options were granted to the executive officers as shown on the Long-Term Incentive Plan Awards table and the Option/SAR Grants table above. Performance shares represented 63 percent of targeted long-term incentive compensation, and stock options represented the remaining 37 percent. These proportions reflect the limit on the number of available shares for awards under the LTIP approved by the shareholders.

Under the LTIP, performance shares are paid out in the form of CMP Group common stock if performance goals are attained. For the performance period from 1999 to the end of 2001, performance will be measured by reference to total shareholder return and by the ranking of Central Maine compared to other electric utilities represented in the EEI Index for threshold, target and maximum levels of performance.

Each option granted in 1999 represents the right to purchase one share of common stock at the price of $18.1875 per share, the market value of the common stock on the date of the grant. Under the LTIP, the options vest in one-third increments on the first, second and third anniversaries of the grant. In 1999, options were granted based on the Binomial Option Valuation Model, using a binomial value of 15.7 percent of the market value of the stock, which the Committee believes properly captures the value of an executive's right of early exercise before the end of the option term.

Under the merger agreement between CMP Group and Energy East, all outstanding options will be cancelled immediately prior to the consummation of the merger, and upon consummation of the merger, each option holder will be entitled to the payment of the difference between the merger consideration of $29.50 per share of CMP Group common stock and the exercise price of the options. All outstanding performance shares will also vest at the time of the consummation of the merger.

Other Policies. A provision of federal tax law denies a tax deduction to any publicly-held company for compensation paid to any named executive officer that exceeds one million dollars in a taxable year, except for certain performance-based compensation. The Committee has not adopted a specific policy with respect to these compensation limits, but notes that awards under the Annual Incentive Plan and the LTIP are performance-based.

                              Compensation and Benefits Committee

                              Charles H. Abbott, Chair
                              Duane D. Fitzgerald
                              Peter J. Moynihan
                              Lyndel J. Wishcamper


                          SHAREHOLDER RETURN COMPARISON

The graph below compares the cumulative total shareholder return on the common stock of CMP Group with the cumulative total return on the S&P 500 Index and the Edison Electric Institute Index of Investor-owned Electrics ("EEI Index") at December 31 for each of the last five fiscal years (assuming the investment of $100 in CMP Group's common stock, the S&P 500 Index and the EEI Index on December 31, 1994, and the reinvestment of all dividends).

                                                  December 31
                               1994     1995     1996     1997     1998     1999

CMP Group ................     $100     $114     $ 99     $139     $180     $273
S&P 500 Index ............     $100     $137     $169     $226     $290     $351
EEI Index ................     $100     $131     $133     $169     $192     $157

                              DIRECTOR COMPENSATION

In accordance with the established guidelines for the Board of Directors of CMP Group, the Chairman of the Board receives an annual retainer of $25,200, the Vice Chairman of the Board receives an annual retainer of $10,300, and each director (other than the Chairman or Vice Chairman) who is the Chair of a committee of the Board and not an executive officer of CMP Group receives an annual retainer of $8,400. Each other outside director receives an annual retainer of $6,800. All retainers are payable quarterly. In addition to ordinary travel expenses, all outside directors receive $600 for each meeting of the Board attended, and all outside directors serving on a committee of the Board receive $300 for each committee meeting attended on a day on which they have also attended a meeting of the full Board or another committee and $600 for any other committee meeting attended. A fee of $150 is paid to outside directors for participating in a meeting of the Board or one of its committees by telephone if, in the opinion of the person presiding at the meeting, substantial action is taken or matters of importance are resolved.

Since each outside director serves on both the CMP Group and Central Maine Boards and the same committees of each Board, the annual retainer applies to service on both Boards and separate meeting fees for Central Maine are paid only if a meeting of that Board or one of its committees is held on a day when no CMP Group meeting is held. The usual practice is to hold meetings of the CMP Group and Central Maine Boards, or their committees, on the same day so that meeting fees are limited.

Outside directors may participate in a voluntary deferred compensation plan under which a director may elect to have all or part of his or her retainer (but not meeting fees) credited to a deferred compensation account, maintained at the election of the director either as a cash account or an account in units based on the value of CMP Group common stock ("Compensation Units"). The number of Compensation Units credited to a director's account is equal to the number of shares of CMP Group common stock that could have been purchased as of the middle of a calendar quarter with the amount of the retainer deferred for that quarter. CMP Group matches Compensation Units in a director's account with one-half the number of Compensation Units in the account. Whenever dividends are paid on CMP Group's common stock, each account maintained in Compensation Units is credited with additional Compensation Units equal to the number of shares that could have been purchased if a cash dividend had been paid on the Compensation Units in the account.

Effective January 1, 1998, the Board terminated the retirement plan for outside directors that had been in effect since September 1991. With the assistance of an independent compensation consultant, the Board adopted amendments to its deferred compensation plan that aligns the interests of the directors more closely with the interests of shareholders by tying the Board's compensation to the value of CMP Group common stock. Accrued benefits under the former retirement plan were converted for all directors serving on the Board as of January 1, 1998, to Compensation Units under the deferred compensation plan. In addition, at the beginning of each year, each outside director receives a fixed grant of 500 Compensation Units. Dividend equivalents are added to Compensation Units on dividend payment dates for CMP Group common stock. There is no company match for Compensation Units other than those representing deferred retainers.

The deferred compensation plan currently provides that all deferred compensation is paid solely in cash following retirement from the Board. The value of the Compensation Units in a director's account at the time a payment is made will be equal to the market value of the same number of shares of CMP Group common stock on the payment date. The number of Compensation Units in the accounts of directors under the deferred compensation plan as of March 1, 2000, is shown in the table that appears in Item 12 below.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                        Number of Shares
                                                        Shares         Beneficially Owned
                              Compensation Units   Beneficially Owned  Subject to Options     Total Shares
       Directors and Named          (as of              (as of          Exercisable as of     Beneficially
         Executive Officers     March 1, 2000)      March 1, 2000)         March 1, 2000            Owned

Charles H. Abbott                    19,705                7,281                     -              7,281
Lawrence A. Bennigson                   906                  300                     -                300
Sara J. Burns                             -               11,669                20,136             31,805
Charleen M. Chase                    11,127                1,432                     -              1,432
Duane D. Fitzgerald                   5,723                  500                     -                500
David T. Flanagan                         -               46,138               103,904            150,042
Robert H. Gardiner                   11,749                1,000                     -              1,000
David M. Jagger                      24,534                1,000                     -              1,000
Peter J. Moynihan                     7,088                1,390                     -              1,390
William J. Ryan                       2,378                1,000                     -              1,000
Lee M. Schepps                          906                1,500                     -              1,500
Kathryn M. Weare                     10,916                1,292                     -              1,292
Lyndel J. Wishcamper                  5,782                    -                     -                  -
Arthur W. Adelberg                        -               14,979                23,811             38,790
F. Michael McClain                        -               19,038                 4,642             23,680
Anne M. Pare                              -                1,801                10,757             12,558
David E. Marsh                            -               32,690                 5,823             38,513
Gerald C. Poulin                          -               29,623                 4,658             34,281
Michael R. Cutter                         -                8,544                13,482             22,026
Curtis I. Call                       -                    12,863                 2,630             15,493
All directors and executive
 officers as a group                100,814              194,040               189,843            383,883

The number of shares of CMP Group common stock beneficially owned as of March 1, 2000 by each of the directors and named executive officers, and the aggregate number beneficially owned as of that date by all of the directors and executive officers of CMP Group and Central Maine as a group, constituted less than 1.5 percent of the total shares of that class then outstanding. As of March 1, 2000, Mr. Abbott's spouse held sole voting and investment power over 800 shares of the total number of shares listed for Mr. Abbott, and all shares listed for Ms. Chase were held jointly. Of the shares listed for Mr. Poulin, 201 shares were held jointly as of that date. The total number of shares held jointly for all directors and executive officers as a group as of March 1, 2000, was 1,633 shares.

The following table sets forth the name and address of each shareholder believed to be the beneficial owner of 5 percent or more of the outstanding shares of CMP Group common stock, the number of shares beneficially owned, and the percentage of shares owned as of March 1, 2000.

                                          Shares of Common Stock    Percentage
                  Name and Address          Beneficially Owned       of Class

President and Fellows of Harvard College       3,200,000 (1)          9.86% (1)
c/o Harvard Management Company, Inc.
600 Atlantic Avenue
Boston, MA  02210

The following table sets forth the name and address of each shareholder known to be the beneficial owner of 5 percent or more of the outstanding shares of Central Maine 6% Preferred Stock, the number of shares beneficially owned, and the percentage of shares owned as of March 1, 2000.

                                     Shares of 6% Preferred Stock   Percentage
                  Name and Address          Beneficially Owned       of Class

Christine M. Nyhan, Trustee                     1,675                 29.31% (2)
1825 Spindrift Drive
La Jolla, CA  92037

CMP Group, Inc.                                   533                  9.3% (3)
83 Edison Drive
Augusta, ME  04336

(1) Based solely on a Schedule 13G dated February 7, 2000. The Schedule 13G indicated that the President and Fellows of Harvard College had sole power to vote and dispose of all of these shares.

(2) Shares held by Christine M. Nyhan, trustee, represent 29.31 percent of the voting power of the Central Maine 6% Preferred Stock and approximately .05 percent of the combined voting power of the Central Maine common stock (all of which is held by CMP Group) and 6% Preferred Stock.

(3) Shares held by CMP Group represent 9.3 percent of the voting power of the 6% Preferred Stock. As a result of its ownership of all 31,211,471 issued and outstanding shares of Central Maine common stock, representing 3,121,147 votes, and its 533 shares of Central Maine 6% Preferred Stock, representing 533 votes, CMP Group holds 99.8 percent of the combined voting power of the Central Maine common stock and 6% Preferred Stock.

On June 14, 1999, CMP Group, Energy East and EE Merger Corp. entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Pursuant to the merger agreement, EE Merger Corp. will merge with and into CMP Group, with CMP Group being the surviving corporation and becoming a wholly-owned subsidiary of Energy East. After the merger is completed, the common stock of Central Maine will continue to be directly owned by CMP Group.

Under the terms of the merger agreement, each outstanding share of CMP Group common stock, other than any treasury shares or shares owned by Energy East or any subsidiary of CMP Group or Energy East, will be converted into the right to receive $29.50 in cash. Pursuant to the merger agreement, approximately $957 million in cash will be paid to holders of shares of CMP Group common stock, with additional payments being made to holders of stock options and performance shares awarded under CMP Group's performance incentive plans.

The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, the Federal Communications Commission, the NRC and the Connecticut DPUC have approved the merger. Other approvals are pending from the FERC and the SEC. If the remaining approvals are granted, we estimate that the merger could be completed around mid-2000.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------      ----------------------------------------------

Indebtedness of Management. On December 29, 1999, CMP Group entered into separate loan agreements with a current and two former executive officers of CMP Group and two executive officers of Central Maine. These loans were made pursuant to a loan program authorized by the Board of Directors of CMP Group for the purpose of providing funds for the exercise of stock options granted to these executive officers under a performance incentive plan of CMP Group and for the payment of related withholding taxes. The amounts borrowed by these executive officers, excluding interest, which accrues at an annual rate of 5.74 percent, are as follows: David E. Marsh, $374,969.44; F. Michael McClain, $327,406.67; Gerald C. Poulin, $307,721.74; Curtis I. Call, $164,304.49; and
Michael R. Cutter, $41,691.06. These loans, which are evidenced by promissory notes, are secured with the shares of common stock of CMP Group acquired through the exercise of the stock options. CMP Group holds the stock certificates for these shares as well as a stock power executed by these executive officers. Under the loan agreements, the outstanding principal amounts of these loans and all accrued interest are due upon the earliest to occur of the sale of the stock collateral, the completion of the pending merger between CMP Group and Energy East, any termination of the merger agreement between CMP Group and Energy East, and the first anniversary of the loan.


                                                                PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
-------
             AND REPORTS ON FORM 8-K.

      (a)  List of documents filed as part of this report:

          (1)   Financial Statements and Supplementary Data

                See the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where these documents are listed, on page 56.

          (2)   Exhibits - see (c) below.

      (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of 1999 and thereafter to date:

Date of Report                                    Items Reported

January 27, 2000                                      Item 5

CMP Group and Central Maine reported that on January 27, 2000, CMP Group had issued a release reporting on (a) its 1999 operating results and a related January 27, 2000, settlement of an MPUC regulatory proceeding involving several Central Maine ratemaking issues, and (b) progress in obtaining regulatory approvals for its planned merger with Energy East, and quoted relevant parts of the release..

Date of Report                                    Items Reported

February 17, 2000                                     Item 5

CMP Group reported that on February 17, 2000, it had issued a release announcing a change in its annual meeting date from May 18, 2000, to October 31, 2000, and quoted the release.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                               CMP GROUP, INC.



Date:   March 17, 2000                         By /s/ Arthur W. Adelberg
      ----------------                           -----------------------
                                                  Arthur W. Adelberg
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer)


                                               CENTRAL MAINE POWER COMPANY



Date:   March 17, 2000                           By /s/ Curtis I. Call
      ----------------                             -------------------
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


Signature                                   Title                                                 Date

CMP Group, Inc.:

/s/ David T. Flanagan                       President and Chief Executive Officer; Director       March 17, 2000
------------------------------
David T. Flanagan
(Principal Executive Officer)

 /s/ Arthur W. Adelberg                     Executive Vice President and Chief Financial Officer  March 17, 2000
----------------------------
Arthur W. Adelberg
(Principal Financial Officer)

 /s/ Michael W. Caron                                                                             March 17, 2000
-----------------------------
Michael W. Caron
(Principal Accounting Officer)


Central Maine Power Company:

 /s/ Sara J. Burns                          President; Director                                   March 17, 2000
-----------------------------------
Sara J. Burns
(Principal Executive Officer)

 /s/ Curtis I. Call                         Treasurer                                             March 17, 2000
-------------------------------------
Curtis I. Call
(Principal Financial Officer)

 /s/ Michael W. Caron                       Comptroller                                           March 17, 2000
------------------------------
Michael W. Caron
(Principal Accounting Officer)

CMP Group, Inc. and Central Maine Power Company:

 /s/ David M. Jagger                        Chairman of the Board of Directors                    March 17, 2000
--------------------------------
David M. Jagger

 /s/ Charles H. Abbott                      Vice Chairman of the Board of Directors               March 17, 2000
-------------------------------
Charles H. Abbott

 /s/ Lawrence A. Bennigson                  Director                                              March 17, 2000
--------------------------
Lawrence A. Bennigson

 /s/ Charleen M. Chase                      Director                                              March 17, 2000
------------------------------
Charleen M. Chase

 /s/ Duane D. Fitzgerald                    Director                                              March 17, 2000
-------------------------------
Duane D. Fitzgerald

 /s/ David T. Flanagan                      Director                                              March 17, 2000
-------------------------------
David T. Flanagan

 /s/ Robert H. Gardiner                     Director                                              March 17, 2000
-------------------------------
Robert H. Gardiner

 /s/ Peter J. Moynihan                      Director                                              March 17, 2000
------------------------------
Peter J. Moynihan

 /s/ William J. Ryan                        Director                                              March 17, 2000
-------------------------------
William J. Ryan

 /s/ Lee M. Schepps                         Director                                              March 17, 2000
------------------------------
Lee M. Schepps

 /s/ Kathryn M. Weare                       Director                                              March 17, 2000
----------------------------
Kathryn M. Weare

 /s/ Lyndel J. Wishcamper                   Director                                              March 17, 2000
-------------------------
Lyndel J. Wishcamper



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

                                                                                                            Prior
      Exhibit                           Description of                                                     Exhibit
         No.                                Document                                SEC Docket                No.

     EXHIBIT 2:       PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT,
                      LIQUIDATION OR SUCCESSION

                      Not Applicable.
        2-1           Form Of Agreement And Plan Of Merger                 333-49677                          2
        2-2           Agreement and Plan of Merger dated as of June 14,    Current Report on Form 8-K         10
                      1999                                                 dated June 14, 1999
     EXHIBIT 3:       ARTICLES OF INCORPORATION AND BY-LAWS
                      Incorporated herein by reference:
        3-1           Articles of Incorporation, as amended.               Annual Report on Form 10-K        3.1
                                                                           for year ended December 31,
                                                                           1992

       3-1.1          Form of Articles of Amendment of CMP Group           333-49677                         3.1
        3-2           Bylaws, as amended.                                  Annual Report on Form 10-K        3.2
                                                                           for year ended December 31,
                                                                           1996

       3-2.1          Form of By laws of CMP Group                         333-49677                         3.2
     EXHIBIT 4:       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                      Incorporated herein by reference:
        4-1           General and Refunding Mortgage between the Company   2-58251                           2.18
                      and The First National Bank of Boston, as Trustee,
                      dated as of April 15, 1976, relating to the Series
                      A Bonds.
        4-2           First Supplemental Indenture dated as of March 15,   2-60786                           2.19
                      1977 to the General and Refunding Mortgage.
        4-3           Supplemental Indenture to the General and            Annual Report on Form 10-K         A
                      Refunding Mortgage Indenture dated as of October     for the year ended December
                      1, 1978 relating to the Series B Bonds.              31, 1978
        4-4           Supplemental Indenture to the General and            Quarterly Report on Form           A
                      Refunding Mortgage Indenture dated as of October     10-Q for the quarter ended
                      1, 1979, relating to the Series C Bonds.             September 30, 1979
        4.10          Supplemental Indenture to the General and            33-9232                           4.16
                      Refunding Mortgage Indenture dated as of December
                      1, 1986, relating to the Series I Bonds.
        4.14          Indenture, dated as of August 1, 1989, between the   33-29626                          4.1
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

      10-98.1         Amendment of 10-98 dated as of December 15, 1998     Annual Report on Form 10-K      10-98.1
                                                                           for year ended December 31,
                                                                           1998

      10-98.2         Credit Agreement dated as of December 15, 1998,      Annual Report on Form 10-K      10-98.2
                      between Central Maine and certain banks              for year ended December 31,
                                                                           1998

      10-98.3         Credit Agreement dated as of December 23, 1999,      Filed herewith
                      between Central Maine and certain banks
       10-99          Asset Purchase Agreement, dated as of January 6,     333-35235                         99.2
                      1998, by and between the Company, other sellers,
                      and National Energy Holdings, Inc.
       10.100         Employment Agreement between CMP Group and David     Annual Report on Form 10-K       10.100
                      T. Flanagan dated December 31, 1997                  for year ended December 31,
                                                                           1997

      10-100.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between CMP Group and David T. Flanagan dated
                      December 31, 1997
       10.101         Employment Agreement between CMP Group and Arthur    Annual Report on Form 10-K       10.101
                      W. Adelberg dated January 1, 1998                    for year ended December 31,
                                                                           1997

      10-101.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between CMP Group and Arthur W. Adelberg dated
                      January 1, 1998
       10.102         Employment Agreement between CMP Group and David     Annual Report on Form 10-K       10.102
                      E. Marsh dated January 1, 1998                       for year ended December 31,
                                                                           1997

      10-102.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between CMP Group and David E. Marsh dated January
                      1, 1998

       10.103         Employment Agreement between CMP Group and Gerald    Annual Report on Form 10-K       10.103
                      C. Poulin dated January 1, 1998                      for year ended December 31,
                                                                           1997

      10.103.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between CMP Group and Gerald C. Poulin dated
                      January 1, 1998
       10.104         Employment Agreement between the Company and Sara    Annual Report on Form 10-K       10.104
                      J. Burns dated June 30, 1997                         for year ended December 31,
                                                                           1997

      10.104.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between Central Maine Power Company and Sara J.
                      Burns dated June 30, 1997
       10-105         Employment Agreement between CMP Group and F.        Annual Report on Form 10-K       10-105
                      Michael McClain dated August 26, 1998                for year ended December 31,
                                                                           1998

      10.105.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between CMP Group and F. Michael McClain dated
                      August 26, 1998
       10-106         Employment Agreement between Central Maine and       Annual Report on Form 10-K       10-106
                      Michael R. Cutter dated June 30, 1997                for year ended December 31,
                                                                           1998

      10-106.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between Central Maine Power Company and Michael R.
                      Cutter dated June 30, 1997
       10-107         Employment Agreement between Central Maine and       Annual Report on Form 10-K       10-107
                      Curtis I. Call dated June 30, 1997                   for year ended December 31,
                                                                           1998

      10.107.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between Central Maine Power Company and Curtis I.
                      Call dated June 30, 1997
       10-108         Employment Agreement between CMP Group and Anne M.   Annual Report on Form 10-K       10-108
                      Pare dated June 30, 1997                             for year ended December 31,
                                                                           1998

      10-108.1        First Amendment to the Employment Agreement          Filed herewith                     -
                      between CMP Group and Ann M. Pare dated June 30,
                      1997
*Management contract or compensatory plan or arrangement required to be filed in response to Item 14(c) of Form 10-K.

    EXHIBIT 11:       STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                      Not Applicable.
    EXHIBIT 12:       STATEMENTS RE COMPUTATION OF RATIOS
                      Not Applicable.
    EXHIBIT 13:       ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR
                      QUARTERLY REPORT TO SECURITY HOLDERS
                      Not Applicable.
    EXHIBIT 16:       LETTER RE CHANGE IN CERTIFYING ACCOUNTANT
                      Not Applicable.
    EXHIBIT 18:       LETTER RE CHANGE IN ACCOUNTING PRINCIPLES
                      Not Applicable.
    EXHIBIT 21:        SUBSIDIARIES OF THE REGISTRANTS                     Filed herewith
    EXHIBIT 22:       PUBLISHED REPORT CONCERNING MATTERS SUBMITTED TO
                      VOTE OF SECURITY HOLDERS
                      Not Applicable.
    EXHIBIT 23:       CONSENTS OF EXPERTS AND COUNSEL
        23-1          Consent of PricewaterhouseCoopers LLP to the         Filed herewith
                      incorporation by reference of their reports
                      included or incorporated by reference herein in
                      the Company's Registration Statements (File Number
                      33-36679, 33-39826, 33-44754, 33-51611, 33-56939
                      and 333-35235) and CMP Group's Registration
                      Statements (File Number 333-49677, 333-49643, and
                      33-39826).
    EXHIBIT 24:       POWER OF ATTORNEY
                      Not Applicable.
    EXHIBIT 27:       FINANCIAL DATA SCHEDULE                              Filed herewith
    EXHIBIT 28:       INFORMATION FROM REPORTS FURNISHED TO STATE
                      INSURANCE REGULATORY AUTHORITIES
                      Not Applicable.
    EXHIBIT 99:       ADDITIONAL EXHIBITS
                      To be filed under cover of a Form 10-K/A amendment of this
                      Form  10-K  within  180  days  after  December  31,  1999, pursuant to Rule 15d-21 under the Securities  Exchange Act of 1934:

    99-1 and -2 Information, financial statements and exhibits required by Form 11-K with respect to certain employee savings plans maintained by the Company.



                                                 Central Maine Power Company
                                                      Form 10-K - 1999

                                                         Schedule II
                                                         Page 1 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1999
                             (Dollars in Thousands)


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

Reserves deducted from
assets to which they apply:

  Uncollectible accounts                         $3,136         $3,576     $                     $3,808 (A)         $2,904
                                                  =====          =====      =========             =====              =====

Reserves not applied against assets:

  Casualty and insurance                       $  2,363        $   666     $                     $1,029 (C)       $  2,000
  Workers' compensation                           8,494          1,548            467 (B)         2,015 (C)          8,494
  Hazardous material
   clean-up                                       1,928           (765)         1,535 (D)                            2,698
                                                -------         ------          -----         ----------           -------
    Total                                       $12,785         $1,449         $2,002            $3,044            $13,192
                                                 ======          =====          =====             =====             ======

Notes: (A) Amounts  charged off as  uncollectible  after  deducting  customers'
           deposits and  recoveries  of accounts  previously  charged off.
       (B) Amounts transferred to capital and billable accounts.
       (C) Principally payments for various injuries and damages and expenses in connection therewith.
       (D) Amounts charged to regulatory asset and regulatory liability accounts.




                                                 Central Maine Power Company
                                                      Form 10-K - 1999

                                                         Schedule II
                                                         Page 2 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1998
                             (Dollars in Thousands)


                                                                      Additions
                                                              Charged         Charged to
                                             Balance          to costs          other                             Balance
                                          at Beginning          and           accounts-         Deductions        at end
Description                                 of Period         Expenses         describe         -describe        of period
-----------                                 ---------         --------         --------         ---------        ---------

Reserves deducted from
assets to which they apply:

  Uncollectible accounts                        $ 2,400          $5,644      $   -               $4,908(A)         $ 3,136
                                                 ======           =====       =======             =====             ======

Reserves not applied against assets:

  Casualty and insurance                        $ 1,500        $ 1,379       $                  $   516(C)         $ 2,363
  Workers' compensation                           8,494          1,485            294(B)          1,779(C)           8,494
  Hazardous material
   clean-up                                       2,108           (368)                            (188)(D)          1,928
                                                -------         ------         ------            ------            -------
    Total                                       $12,102         $2,496           $294            $2,107            $12,785
                                                 ======          =====            ===             =====             ======

Notes: (A) Amounts  charged off as  uncollectible  after  deducting  customers'
           deposits and recoveries of accounts previously charged off.
       (B) Amounts transferred to capital and billable accounts.
       (C) Principally payments for various injuries and damages and expenses in connection therewith.
       (D) Amounts charged to regulatory asset account.




                                                   Central Maine Power Company
                                                        Form 10-K - 1999

                                                           Schedule II
                                                           Page 3 of 3

                           Central Maine Power Company

                        VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1997
                             (Dollars in Thousands)


                                                                      Additions

                                                              Charged         Charged to
                                             Balance          to costs          other                             Balance
                                          at Beginning          and           accounts-         Deductions        at end
Description                                 of Period         Expenses         describe         -describe        of period
-----------                                 ---------         --------         --------         ---------        ---------

Reserves deducted from
assets to which they apply:

  Uncollectible accounts                        $ 4,177          $5,514      $   -               $7,291(A)         $ 2,400
                                                 ======           =====       =======             =====             ======

Reserves not applied against assets:

  Casualty and insurance                        $ 1,275        $ 1,862       $                  $ 1,637(C)         $ 1,500
  Workers' compensation                           7,994          1,692            423(B)          1,615(C)           8,494
  Hazardous material
   clean-up                                       3,639          1,069                            2,600(D)           2,108
                                                -------          -----        -------             -----            -------
    Total                                       $12,908         $4,623           $423            $5,852            $12,102
                                                 ======          =====            ===             =====             ======

Notes: (A) Amounts  charged off as  uncollectible  after  deducting  customers'
           deposits and recoveries of accounts previously charged off.
       (B) Amounts transferred to capital and billable accounts.
       (C) Principally payments for various injuries and damages and expenses in connection therewith.
       (D) Amounts charged to regulatory asset account.