Form 10-K/A
period 1999-12-31
CMP GROUP INC
filed 2000-06-30
CIK 1059259

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


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto.

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

                         CMP GROUP, INC.


                         By/s/Arthur W. Adelberg
                         Arthur W. Adelberg, Executive Vice President
                         and Chief Financial Officer