Form 10-Q
period 2000-06-30
CMP GROUP INC
filed 2000-08-14
CIK 1059259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                     For the quarterly period ended     June 30, 2000
                                                      -------------------
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---         EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                  ----------    ---------

Commission          Registrant, State of Incorporation,      I.R.S. Employer
File Number            Address, and Telephone Number       Identification No.
-----------         -----------------------------------    ------------------


001-14786                     CMP GROUP, INC.                01-0519429
                  83 Edison Drive, Augusta, Maine  04336
                              (207) 623-3521

   1-5139               CENTRAL MAINE POWER COMPANY          01-0042740
                  83 Edison Drive, Augusta, Maine  04336
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

As of August 10, 2000, the number of shares of Common Stock outstanding for each registrant was as follows:

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

Part I.  Financial Information

Item 1 - Consolidated Financial Statements

CMP Group, Inc.
   Consolidated Statement of Earnings for the Three Months
   Ended June 30, 2000 and 1999                                            5

   Consolidated Statement of Earnings for the Six Months
   Ended June 30, 2000 and 1999                                            6

   Consolidated Balance Sheet - June 30, 2000 and December 31, 1999:
     Assets                                                                7
     Stockholders' Equity and Liabilities                                  8

   Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 2000 and 1999                                            9

Central Maine Power Company
   Consolidated Statement of Earnings for the Three Months
   Ended June 30, 2000 and 1999                                           10

   Consolidated Statement of Earnings for the Six Months
   Ended June 30, 2000 and 1999                                           11

   Consolidated Balance Sheet - June 30, 2000 and December 31, 1999:
     Assets                                                               12
     Stockholders' Equity and Liabilities                                 13

   Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 2000 and 1999                                           14

Notes to Consolidated Financial Statements                                15

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       29

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       44

Part II.  Other Information                                               45

Signatures                                                                47

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

CNEX A wholly owned subsidiary of CMP Group, (previously called CMP International Consultants), which provided utility consulting (domestic and international) and research and was closed by CMP Group in July 2000.

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

MRS                             Monitored Retrievable Storage

Moody's                         Moody's Investors Service

MPUC                            Maine Public Utilities Commission

NB Power                        New Brunswick Power Corporation.

NEON NorthEast Optic Network, Inc., a corporation of which MaineCom owns approximately
                                27-percent of the common stock, which is building a fiber optic network in New
                                England and New York.

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

NPCC                            Northeast Power Coordinating Council

NRC                             United States Nuclear Regulatory Commission

NYSEG New York State Electric & Gas Corporation, a utility subsidiary of Energy East.

NUG                             Non-utility generator

New  England  Gas               New  England  Gas  Development  Corporation,
Development                     a  wholly-owned subsidiary of CMP Group created
                                in September 1998 to hold up to a 50-percent ownership interest in CMP Natural Gas.

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

SFAS                            Statement of Financial Accounting Standards

TeleSmart                       A wholly  owned  subsidiary  of CMP Group  which
                                provided accounts receivable management and was closed by CMP Group in February 2000.

Union Water                     The Union Water Power Company, a wholly owned
                                subsidiary of CMP Group.

Vermont Yankee                  Vermont Yankee Nuclear Power Corporation.

Waste Act                       Federal Low-level Radioactive Waste Policy
                                Amendments Act.

Yankee Atomic                   Yankee Atomic Electric Company

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

In the opinion of CMP Group, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2000, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended June 30, 2000 and 1999. CMP Group is the parent holding company of Central Maine, Union Water, MaineCom, CNEX and New England Gas Development. Central Maine constitutes substantially all of CMP Group's assets, revenues and expenses. All nonutility operating transactions are included in other non-utility revenues and operating expenses in CMP Group's Consolidated Statement of Income.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)
                                                                       For the Three Months
                                                                           Ended June 30,
                                                                       --------------------
                                                                         2000           1999
                                                                         ----           ----
Revenues
     Electric operating revenues                                       $192,400       $214,686
     Other non-utility revenues                                           6,801         10,482
                                                                        -------        -------
        Total Revenues                                                  199,201        225,168
                                                                        -------        -------

Operating Expenses
     Fuel used for company generation                                       279          1,260
     Purchased power
        Energy                                                           88,839         88,842
        Other (capacity)                                                 28,685         31,214
     Other operation                                                     68,227         64,747
     Maintenance                                                         11,611          8,025
     Depreciation and amortization                                        8,622         12,005
     Taxes other than income taxes                                        5,026          4,748
                                                                        -------       --------
        Total Operating Expenses                                        211,289        210,841
                                                                        -------       --------

Operating Income (Loss)                                                 (12,088)        14,327
                                                                        -------       --------
Other Income (Expense)
     Equity in earnings of associated companies                          (1,037)           320
     Allowance for equity funds used during construction                    107            115
     Interest Income                                                      2,732          7,874
     Recovery of non provided deferred income taxes on asset sale          (752)             -
     Other, net                                                             558           (913)
     Minority interest in consolidated net income                           (65)           (69)
     Gain on security sales                                              51,094              -
     Gain on sale of investments and properties                               -          6,022
                                                                        -------       --------
        Total Other Income (Expense)                                     52,637         13,349
                                                                        -------       --------

Interest Charges

     Long-term debt                                                       3,409          7,579
     Other interest                                                       1,061         11,950
     Allowance for borrowed funds used during construction                  (17)           (77)
                                                                        -------       --------
        Total Interest Charges                                            4,453         19,452
                                                                        -------       --------

Income Before Income Taxes and Preferred Dividends                       36,096          8,224
     Income taxes                                                         7,712          3,264
     Dividends on Preferred Stock of Subsidiary                             559            919
                                                                        -------      ---------
Net Income                                                             $ 27,825     $    4,041
                                                                        =======      =========

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                               32,442,552     32,442,552

Earnings Per Share Of Common Stock - Basic                                $0.86          $0.12
Earnings Per Share Of Common Stock - Diluted                              $0.85          $0.12

Dividends Declared Per Share Of Common Stock                             $0.225         $0.225

The accompanying notes are an integral part of these financial statements.

                        CMP Group, Inc. and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                              For the Six Months
                                                                                  Ended June 30,
                                                                              -------------------
                                                                              2000            1999
                                                                              ----            ----
Revenue
     Electric operating revenues                                            $457,893        $485,380
     Other non-utility revenues                                               13,188          16,421
                                                                             -------         -------
        Total Revenues                                                       471,081         501,801

Operating Expenses
     Fuel used for company generation                                            549          10,207
     Purchased power
        Energy                                                               199,243         183,317
        Other (capacity)                                                      57,095          53,988
     Other operation                                                         121,553         117,951
     Maintenance                                                              18,067          16,299
     Depreciation and amortization                                            19,394          26,677
     Taxes other than income taxes                                             9,941          12,153
                                                                             -------         -------
        Total Operating Expenses                                             425,842         420,592
                                                                             -------         -------

Operating Income                                                              45,239          81,209
                                                                             -------         -------
Other Income (Expense)
     Equity in earnings of associated companies                               (3,749)         (2,659)
     Allowance for equity funds used during construction                         330             307
     Interest income                                                           4,725           8,362
     Recovery of non provided deferred income taxes on asset sale             74,669               -
     Other, net                                                                3,395            (166)
     Minority interest in consolidated net income                               (124)           (694)
     Gain on security sale                                                    51,094               -
     Gain on sale of investments and properties                                  223          13,033
                                                                             -------         -------
        Total Other Income (Expense)                                         130,563          18,183
                                                                             -------         -------

Interest Charges
     Long-term debt                                                            6,873          18,132
     Other interest                                                           20,247          13,330
     Allowance for borrowed funds used during construction                       (65)           (214)
                                                                             -------         -------
        Total Interest Charges                                                27,055          31,248
                                                                             -------         -------

Income Before Income Taxes                                                   148,747          68,144
     Income taxes                                                             91,425          29,008
     Dividends on Preferred Stock of Subsidiary                                1,118           1,838
                                                                             -------         -------
Net Income                                                                  $ 56,204        $ 37,298
                                                                             =======         =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                    32,442,552      32,442,552

Earnings Per Share Of Common Stock - Basic                                     $1.73           $1.15
Earnings Per Share Of Common Stock - Diluted                                   $1.71           $1.14

Dividends Declared Per Share Of Common Stock                                   $0.45           $0.45

The accompanying notes are an integral part of these financial statements

                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                                    ASSETS                                            June 30,       December 31,
                                                                                        2000             1999
                                                                                      --------       ------------
Current Assets
    Cash and cash equivalents                                                        $  226,491       $  129,950
    Accounts receivable, less allowance for uncollectible accounts of
    $2,481 in 2000 and $2,904 in 1999
       Service   - billed                                                                68,146           86,599
                 - unbilled                                                              24,791           51,124
       Other accounts receivable                                                         16,826           21,662
    Inventories, at average cost
       Fuel oil                                                                               -              177

       Materials and supplies                                                            10,052           10,390
    Prepayments and other current assets                                                  5,259            9,716
                                                                                      ---------        ---------
          Total Current Assets                                                          351,565          309,618
                                                                                      ---------        ---------

Electric Property, at original cost                                                   1,355,017        1,335,674
    Less: Accumulated depreciation                                                      561,039          551,014
                                                                                      ---------        ---------
          Net electric property in service                                              793,978          784,660
                                                                                      ---------        ---------

    Construction work in progress                                                        33,092           33,681
    Nuclear fuel, less accumulated amortization of $10,385 in 2000
    and $9,996 in 1999                                                                    1,034            1,418

Property, non utility                                                                    22,096           18,487
    Less: Accumulated Depreciation                                                        6,334            5,574
                                                                                      ---------        ---------
          Net non-utility property                                                       15,762           12,913
                                                                                      ---------        ---------
          Total net property                                                            843,866          832,672

Investments In Associated Companies, at equity                                           42,875           51,059
                                                                                      ---------        ---------
    Total Net Property and Investments in Associated Companies                          886,741          883,731
                                                                                      ---------        ---------

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                               -           73,052
    Nuclear purchased-power contracts                                                   249,854          270,311
    Regulatory assets-nuclear impairment                                                 16,035           77,489
    Regulatory assets - deferred taxes                                                  123,779          204,994
    Other deferred charges and other assets                                             138,809          228,065
                                                                                      ---------        ---------
          Deferred Charges and Other Assets, Net                                        528,477          853,911
                                                                                      ---------        ---------

          Total Assets                                                               $1,766,783       $2,047,260
                                                                                      =========        =========
The accompanying notes are an integral part of these financial statements


                        CMP Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES                             June 30,         December 31,
                                                                                      2000               1999
                                                                                    --------         ------------
Current Liabilities and Interim Financing
    Interim financing                                                              $      750         $   60,199
    Sinking-fund requirements                                                          20,538             11,937
    Accounts payable                                                                   79,052            104,581
    Dividends payable                                                                   7,324              7,412
    Accrued interest                                                                    1,766              2,678
    Accrued income taxes                                                                1,020                  -
    Accounts Payable to Energy Provider                                                17,817                  -
    Miscellaneous current liabilities                                                  17,200             16,731
                                                                                    ---------          ---------
       Total Current Liabilities and Interim Financing                                145,467            203,538
                                                                                    ---------          ---------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                                                  58,699             66,472
    Unamortized investment tax credits                                                 10,171             13,926
    Nuclear purchased-power contracts                                                 249,854            270,311
    Regulatory liabilities-deferred taxes                                              46,298             60,564
    Deferred gain on generation asset sale                                            244,312            536,368
    Other reserves and deferred credits                                               204,304            194,162
                                                                                    ---------          ---------
       Total Reserves and Deferred Credits                                            813,638          1,141,803
                                                                                    ---------          ---------

Long-Term Debt
    Other long-term obligations                                                       186,057            122,542
                                                                                    ---------          ---------
       Total Long-Term Obligations                                                    186,057            122,542
                                                                                    ---------          ---------

Redeemable Preferred Stock                                                                910                910
                                                                                    ---------          ---------

Stockholders' Equity
    Common-stock                                                                      162,213            162,213
    Other paid in capital                                                             284,462            284,330
    Reacquired common stock                                                                 -               (642)
    Retained earnings                                                                 138,508             97,038
    Preferred stock                                                                    35,528             35,528
                                                                                    ---------          ---------
       Total Stockholders' Equity                                                     620,711            578,467
                                                                                    ---------          ---------

       Total Stockholders' Equity and Liabilities                                  $1,766,783         $2,047,260
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

                                 CMP Group, Inc. and Subsidiaries
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                      (Dollars in thousands)

                                                                            For the Six Months
                                                                              ended June 30,
                                                                            ------------------
                                                                             2000         1999
                                                                             ----         ----
CASH FROM OPERATIONS
    Net income                                                             $ 56,204      $ 37,298
    Items not requiring (not providing) cash:
       Depreciation                                                          17,772        21,627
       Amortization                                                           7,586        19,269
       Deferred income taxes and investment tax credits, net                (19,696)      (14,739)
       Allowance for equity funds used during construction                     (330)         (307)

    Preferred stock dividends of subsidiary                                   1,118         1,838
    Gain on sale of investments and properties                              (51,094)      (13,033)
    Incremental power supply                                                 (9,612)      (13,903)
    Changes in certain assets and liabilities:
       Accounts receivable                                                   35,969        22,464
       Other current assets                                                   3,520         4,302
       Inventories                                                              515         1,455
       Accounts payable                                                     (21,413)      (22,246)
       Accrued taxes and interest                                               108         4,103
       Miscellaneous current liabilities                                     18,286         2,220
    Changes in deferred balances and related carrying cost                    7,626         4,000
    MaineCom equity losses in NEON                                            6,087         5,687
    Other, net                                                                7,595        (4,364)
                                                                            -------       -------
          Net Cash Provided  by Operating Activities                         60,241        55,671
                                                                            -------       -------

INVESTING ACTIVITIES
       Construction expenditures                                            (34,887)      (21,470)
       Customer deposits for construction                                    22,737             -
       Central Maine sale of assets                                                       850,629
       Tax payments related to sale of assets                                            (153,650)
       Selling expense for sale of generation assets                                      (11,697)
       Proceeds from sale of investments and properties                      54,363        18,119
       Changes in accounts payable - investing activities                    (4,116)       (4,783)
                                                                            -------       -------
          Net Cash Provided by Investing Activities                          38,097       677,148
                                                                            -------       -------

FINANCING ACTIVITIES
    Issuances:
       Medium-term notes                                                     75,000             -
    Redemptions:
       Mortgage bonds                                                                    (118,717)
       Medium-term note                                                     (60,000)     (217,000)
       Revolving credit agreement                                                         (50,000)
       Other long-term obligations                                           (1,514)      (11,860)
       Short-term obligations, net                                              551       (15,000)
    Purchase of treasury stock                                                    -          (160)
    Dividends:
       Common stock                                                         (14,609)      (14,609)
       Preferred stock of subsidiary                                         (1,225)        (919)
                                                                            -------       -------
          Net Cash Used by Financing Activities                              (1,797)     (428,265)
                                                                            -------       -------
          Net Increase in Cash                                               96,541       304,554
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                129,950        30,540
                                                                            -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $226,491      $335,094
                                                                            =======       =======

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased having a maturity of three months or less to be cash equivalents.

The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

In the opinion of Central Maine, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 2000, and the Consolidated Statement of Income and Consolidated Cash Flows for the periods ended June 30, 2000 and 1999. Central Maine's consolidated financial statements include the accounts of Central Maine and its wholly owned and controlled subsidiaries. All nonutility operating transactions are included in other non-utility revenues and operating expenses in Central Maine's Consolidated Statement of Income.

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                             For the Three Months
                                                                                 Ended June 30,
                                                                             --------------------
                                                                             2000            1999
                                                                             ----            ----
Revenues

     Electric operating revenues                                            $192,437        $214,737
     Other non-utility revenues                                                  121             631
                                                                             -------         -------
        Total Revenues                                                       192,558         215,368
                                                                             -------         -------
Operating Expenses
     Fuel used for company generation                                            279           1,260
     Purchased power
        Energy                                                                88,839          88,842
        Other (capacity)                                                      28,685          31,214
     Other operation                                                          59,767          55,518
     Maintenance                                                              11,674           7,978
     Depreciation and amortization                                             8,095          11,757
     Taxes other than income taxes                                             5,010           4,735
                                                                             -------         -------
        Total Operating Expenses                                             202,349         201,304
                                                                             -------         -------

Operating Income (Loss)                                                       (9,791)         14,064
                                                                             -------         -------

Other Income (Expense)
     Equity in earnings of associated companies                                  626           2,712
     Allowance for equity funds used during construction                         107             115
     Interest income                                                           2,187           7,960
     Recovery of non provided deferred income taxes on asset sale               (781)              -
     Other, net                                                                1,012          (1,735)
     Minority interest in consolidated net income                                (65)            (69)
     Gain on sale of investments and properties                                    -              24
                                                                             --------        -------
        Total Other Income (Expense)                                            3,086          9,007
                                                                             --------        -------

Interest Charges
     Long-term debt                                                            3,361           7,534
     Other interest                                                            1,065          11,793
     Allowance for borrowed funds used during construction                       (17)            (77)
                                                                             -------         -------
        Total Interest Charges                                                 4,409          19,250
                                                                             -------         -------

Income (Loss) Before Income Taxes                                            (11,114)          3,821
     Income taxes                                                             (5,571)            567
                                                                             -------         -------
Net Income (Loss)                                                             (5,543)          3,254
     Dividends on Preferred Stock                                                559             919
                                                                             -------         -------
Earnings Applicable to Common  Stock                                        $ (6,102)       $  2,335
                                                                             =======         =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                    31,211,471      31,211,471

Earnings Per Share Of Common Stock - Basic and Diluted                        ($0.20)          $0.07

Dividends Declared Per Share Of Common Stock                                   $0.36           $0.36

The accompanying notes are an integral part of these financial statements.

                  Central Maine Power Company and Subsidiaries
                       Consolidated Statement Of Earnings
                                   (Unaudited)
                (Dollars in thousands, except per-share amounts)

                                                                              For the Six Months
                                                                                 Ended June 30,
                                                                              -------------------
                                                                             2000            1999
                                                                             ----            ----
Revenues

     Electric operating revenues                                            $458,010        $485,307
     Other non-utility revenues                                                  344           1,110
                                                                             -------         -------
        Total Revenues                                                       458,354         486,417

Operating Expenses
     Fuel used for company generation                                            549          10,207
     Purchased power
        Energy                                                               199,243         183,317
        Other (capacity)                                                      57,095          53,988
     Other operation                                                         106,522         103,367
     Maintenance                                                              18,150          16,039
     Depreciation and amortization                                            18,493          26,206
     Taxes other than income taxes                                             9,909          12,096
                                                                             -------         -------
        Total Operating Expenses                                             409,961         405,220
                                                                             -------         -------

Operating Income                                                              48,393          81,197

                                                                             -------         -------
Other Income (Expense)
     Equity in earnings of associated companies                                2,380           3,683
     Allowance for equity funds used during construction                         330             307
     Interest income                                                           4,027           8,243
     Recovery of non provided deferred income taxes on asset sale             74,640               -
     Other, net                                                                3,816          (1,444)
     Minority interest in consolidated net income                               (124)           (694)
     Gain on sale of investments and properties                                  223           7,034
                                                                             -------         -------
        Total Other Income (Expense)                                          85,292          17,129
                                                                             -------         -------

Interest Charges
     Long-term debt                                                            6,781          18,038
     Other interest                                                           20,245          13,166
     Allowance for borrowed funds used during construction                       (65)           (214)
                                                                             -------         -------
        Total Interest Charges                                                26,961          30,990
                                                                             -------         -------

Income Before Income Taxes                                                   106,724          67,336
     Income taxes                                                             78,499          26,435
                                                                             -------         -------
Net Income                                                                    28,225          40,901
     Dividends on Preferred Stock                                              1,118           1,838
                                                                             -------         -------
Earnings Applicable to Common Stock                                         $ 27,107        $ 39,063
                                                                             =======         =======

Weighted Average Number Of Shares Of Common
     Stock Outstanding                                                    31,211,471      31,211,471

Earnings Per Share Of Common Stock (Basic and Diluted)                         $0.87           $1.25

Dividends Declared Per Share Of Common Stock                                  $0.720          $0.585

The accompanying notes are an integral part of these financial statements

                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                                    ASSETS                                           June 30,        December 31,
                                                                                       2000              1999
                                                                                       ----              ----
Current Assets
    Cash and cash equivalents                                                        $  155,329       $  112,872
    Accounts receivable, less allowance for uncollectible accounts of
    $2,481 in 2000 and $2,904 in 1999
       Service   - billed                                                                68,004           86,455
                 - unbilled                                                              24,791           51,124
       Other accounts receivable                                                         12,955           19,647
    Prepaid income taxes                                                                 10,915                -
    Inventories, at average cost
       Fuel oil                                                                               -              177
       Materials and supplies                                                             9,983            9,927
    Prepayments and other current assets                                                  5,068            8,393
                                                                                      ---------        ---------
          Total Current Assets                                                          287,045          288,595
                                                                                      ---------        ---------

Electric Property, at original cost                                                   1,355,013        1,335,670
    Less: Accumulated depreciation                                                      561,035          550,990
                                                                                      ---------        ---------
          Net electric property in service                                              793,978          784,680
                                                                                      ---------        ---------

    Construction work in progress                                                        33,059           32,357
    Nuclear fuel, less accumulated amortization of $10,385 in 2000
    and $9,996 in 1999                                                                    1,034            1,418

Property, non utility                                                                    10,231           10,430
    Less: Accumulated Depreciation                                                        3,730            3,069
                                                                                      ---------        ---------
          Net non-utility property                                                        6,501            7,361
                                                                                      ---------        ---------
          Total net property                                                            834,572          825,816

Investments In Associated Companies, at equity                                           38,677           38,236
                                                                                      ---------        ---------
    Total Net Property and Investments in Associated Companies                          873,249          864,052
                                                                                      ---------        ---------

Deferred Charges And Other Assets
    Recoverable costs of Seabrook 1 and abandoned projects, net                               -           73,052
    Nuclear purchased-power contracts                                                   249,854          270,311
    Regulatory asset-nuclear impairment                                                  16,035           77,489
    Regulatory assets - deferred taxes                                                  123,779          204,994
    Other deferred charges and other assets                                             132,976          223,341
                                                                                      ---------        ---------
          Deferred Charges and Other Assets, Net                                        522,644          849,187
                                                                                      ---------        ---------

          Total Assets                                                               $1,682,938       $2,001,834
                                                                                      =========        =========

The accompanying notes are an integral part of these financial statements.

                  Central Maine Power Company and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)
                             (Dollars in thousands)

                   STOCKHOLDERS' EQUITY AND LIABILITIES                             June 30,         December 31,
                                                                                      2000              1999
                                                                                    --------         ------------
Current Liabilities and Interim Financing
    Interim financing                                                              $        -         $   60,000
    Sinking-fund requirements                                                          20,538             11,937
    Accounts payable                                                                   77,213            107,600
    Dividends payable                                                                      24                112
    Accrued interest                                                                    1,766              2,678
    Income taxes payable to parent company                                                  -                  -
    Accounts payable to energy provider                                                17,817                  -
    Miscellaneous current liabilities                                                  15,298             15,855
                                                                                    ---------          ---------
       Total Current Liabilities and Interim Financing                                132,656            198,182
                                                                                    ---------          ---------

Commitments and Contingencies

Reserves and Deferred Credits
    Accumulated deferred income taxes                                                  63,774             63,792
    Unamortized investment tax credits                                                 10,171             13,926
    Nuclear purchased-power contracts                                                 249,854            270,311
    Regulatory liabilities-deferred taxes                                              46,298             60,564
    Deferred gain on generation asset sale                                            244,312            536,368
    Other reserves and deferred credits                                               190,332            181,348
                                                                                    ---------          ---------
       Total Reserves and Deferred Credits                                            804,741          1,126,309
                                                                                    ---------          ---------

Long-Term Debt
    Other long-term obligations                                                       183,748            120,186
                                                                                    ---------          ---------
       Total Long-Term Obligations                                                    183,748            120,186
                                                                                    ---------          ---------

Redeemable Preferred Stock                                                                910                910
                                                                                    ---------          ---------

Stockholders' Equity
    Common-stock                                                                      162,213            162,213
    Other paid in capital                                                             276,844            276,709
    Reacquired common stock                                                           (19,000)           (19,000)
    Retained earnings                                                                 105,255            100,754
    Preferred stock                                                                    35,571             35,571
                                                                                    ---------          ---------
       Total Stockholders' Equity                                                     560,883            556,247
                                                                                    ---------          ---------

       Total Stockholders' Equity and Liabilities                                  $1,682,938         $2,001,834
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

                           Central Maine Power Company and Subsidiaries
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                      (Dollars in thousands)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                             ------------------
                                                                             2000          1999
                                                                             ----          ----
CASH FROM OPERATIONS
    Net income                                                             $ 28,225      $ 40,901
    Items not requiring (not providing) cash:
       Depreciation                                                          16,878        21,161
       Amortization                                                           7,578        19,262
       Deferred income taxes and investment tax credits, net                (11,895)      (14,407)
       Allowance for equity funds used during construction                     (330)         (307)
    Gain on Sale of Investments and Properties                                 (223)       (7,034)
    Incremental power supply                                                 (9,612)      (13,903)
    Changes in certain assets and liabilities:
       Accounts receivable                                                   37,823        13,792
       Other current assets                                                   2,388         4,669
       Inventories                                                              121         1,552
       Accounts payable                                                     (26,271)      (18,989)
       Accrued taxes and interest                                           (11,827)        3,316
       Miscellaneous current liabilities                                     17,260         1,695
    Deferred Ice storm costs                                                   (100)            -
    Changes in deferred balances and related carrying cost                    8,351         4,000
    Other, net                                                                8,430            36
                                                                            -------       -------
          Net Cash Provided by Operating Activities                          66,796        55,744
                                                                            -------       -------

INVESTING ACTIVITIES
       Construction expenditures                                            (32,786)      (20,786)
       Customer deposits for construction                                    22,737             -
       Central Maine sale of assets                                               -       850,629
       Tax payments related to sale of assets                                     -      (153,650)
       Selling expense for sale of generation assets                              -       (11,697)
       Proceeds from sale of investments and properties                           -         7,813
       Changes in accounts payable - investing activities                    (4,116)       (4,793)
                                                                            -------       -------
          Net Cash Provided (Used) by Investing Activities                  (14,165)      667,516
                                                                            -------       -------

FINANCING ACTIVITIES
    Issuances:
       Medium-term notes                                                     75,000             -
    Redemptions:
       Mortgage bonds                                                             -      (118,717)
       Medium term notes                                                    (60,000)     (217,000)
       Revolving Credit Agreement                                                 -       (50,000)
       Other long-term obligations                                           (1,467)      (11,887)
       Short-term obligations                                                     -       (15,000)
    Dividends:
       Common stock                                                         (22,482)      (18,268)
       Preferred stock                                                       (1,225)         (919)
                                                                            -------       -------
          Net Cash Used by Financing Activities                             (10,174)     (431,791)
                                                                            -------       -------
          Net Increase in Cash                                               42,457       291,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              112,872        22,628
                                                                            -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $155,329      $314,097
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

1.   Summary of Significant Accounting Policies
     ------------------------------------------

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

     Central Maine is primarily engaged in the business of transmitting and distributing electric energy generated by others for the benefit of customers in southern and central Maine. On March 1, 2000, Central Maine's obligation to generate or otherwise supply electric energy terminated as part of the restructuring of the electric utility industry in Maine, except as directed by the MPUC to secure a supply of energy for the default standard offer for medium and large customers.

     CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Refer to Note 2 "Commitments and Contingencies."

     Financial  Statements  -  CMP  Group's  consolidated  financial  statements include the accounts of CMP Group and its wholly owned and controlled subsidiaries, including Central Maine. Central Maine's consolidated financial statements include its accounts as well as those of its wholly owned and controlled subsidiaries. Central Maine's financial position and results of operations account for substantially all of CMP Group's consolidated financial position and results of operations. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Beginning March 1, 2000, Central Maine became a billing agent for standard offer providers and competitive energy providers. These transactions are not recorded as revenues, but as Accounts Receivable and Accounts Payable.

     Supplemental Cash Flow Disclosure - Cash paid for the three months ended June 30, 2000 and 1999:

                                                           (In Millions)
                                                     2000               1999
                                                     ----               ----
     CMP Group
        Interest, net of amounts capitalized        $ 8.8              $ 26.9
        Income taxes                                 32.7               195.6

     Central Maine
        Interest, net of amounts capitalized        $ 8.5              $ 26.8
        Income Taxes                                 24.8               193.4

     Stock-Based Compensation - Under CMP Group's Long-Term Incentive Plan, stock options were granted in 1998 and 1999 with an exercise price equal to the fair market value on the date of the grants. They expire seven years from their grant date. One third of the options vest annually, commencing on the first anniversary of the options grant date. Upon vesting stock options are exercisable during periods of active employment or within thirty days after termination of employment, provided termination did not occur due to cause. Coincident with the completion of the proposed merger of CMP Group with Energy East, all stock options will be cancelled and holders of the options will be entitled to payment from CMP Group of the excess of $29.50 per share over the exercise price of the options.

     Performance shares are granted at the beginning of a three-year performance cycle and are paid out in the form of CMP Group common stock at the end of the cycle, based on achievement of performance goals directly linked to increasing shareholder value. If the goals are not achieved at the end of the three-year cycle, the performance shares are forfeited. Performance shares were granted in 1997, 1998 and 1999. In 2000, phantom shares were granted which will be prorated and paid out as cash equivalents by CMP
     Group at the merger date. All grants of performance shares have a three-year cycle and are being accrued accordingly. The amount expensed in the first half of 2000 for all performance cycles was $1.6 million. Also coincident with the completion of the proposed merger, performance shares for cycles that are not completed will vest and the grantees will be entitled to payment of $29.50 by CMP Group for each performance share that vests.

     The outstanding options and performance shares at June 30, 2000 are as follows:

     Year                        2000        1999         1998
     ----                        ----        ----         ----
     Options                        0      254,304      176,016
     Performance Shares*       98,036       67,150       64,518

     *Accrued over three year performance cycle, actual awards range from 0 to 150 percent of the grant based on performance levels achieved.

     Earnings per Share - Stock options and performance shares granted to date under CMP Group's Long-Term Incentive Plan resulted in potential incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999. The following table presents the calculations of earnings per share for CMP Group:

                                                                      Three Months                         Six Months
                                                                      Ended June 30,                     Ended June 30,
                                                                  ---------------------              ---------------------
     (In thousands except per share amounts)                      2000             1999              2000             1999
                                                                  ----             ----              ----             ----

     Net income                                                  $27,825            $4,041          $56,204           $37,298

     Basic average shares outstanding                         32,442,552        32,442,552       32,442,552        32,442,552

     Dilutive effect of stock and options                        333,725           216,524          332,782           173,487
                                                              ----------        ----------       ----------      ------------

     Diluted average shares outstanding                       32,776,277        32,659,076       32,775,334        32,616,039

     Basic earnings per share                                  $.86               $.12            $1.73             $1.15

     Diluted earnings per share                                $.85               $.12            $1.71             $1.14


     Reclassification - Certain amounts from prior years financial statements have been reclassified to conform to the current year presentation.

     Impact of New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. The new standard applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with earlier adoption encouraged. It requires companies to record derivatives on the balance sheet at their fair value depending on the intended use of the derivative. The adoption of this standard did not have an impact on these financial statements.

2.   Commitments and Contingencies
     -----------------------------

     Proposed Merger with Energy East - CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger, dated as of June 14, 1999, providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

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

     The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC, the Connecticut DPUC and the FERC have approved the merger. The final regulatory approval is pending from the SEC. If the SEC approval is granted, we estimate that the merger could be completed during the third quarter of 2000.

     Permanent Shutdown of Maine Yankee Plant - On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at its nuclear generating plant at Wiscasset, Maine (the "Plant") and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the NRC was scheduled to expire in 2008.

     FERC Rate Case - On November 6, 1997,  Maine  Yankee  submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

     During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (together, the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

     The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually was reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

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

     Finally, the Maine Agreement requires Central Maine and the other two Maine utilities, for the period from March 1, 2000, through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. Central Maine's share of that amount would be $31.2 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in 2000 and does not believe that it will incur any liability in 2001.

     CMP Group and Central Maine believe that the approved settlement, including the Maine Agreement, constitutes a reasonable resolution of the issues raised in the Maine Yankee FERC proceeding, which eliminated significant uncertainties concerning CMP Group's and Central Maine's future financial performance.

     Termination of Decommissioning Operations Contract - As previously reported, on May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corp. ("Stone & Webster"), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Stone & Webster subsequently notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. ("Jacobs"), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said the credit facility was intended enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

     On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc. ("Shaw"), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the earlier agreement with Jacobs was terminated. Stone & Webster reported that that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

     As previously reported, on May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, Maine Yankee at least temporarily assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised interim agreement that expires September 30, 2000. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

     On June 30, 2000, Federal Insurance Company ("Federal"), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgment against Maine Yankee in the United States Bankruptcy Court for the District of Delaware. The Complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

     Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. However, we cannot predict at this point what effect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

     Legal and Environmental Matters - CMP Group, Central Maine and certain of its affiliates are subject to regulation by federal and state authorities with respect to air and water quality, the handling and disposal of toxic substances and hazardous and solid wastes, and the handling and use of chemical products. Electric utility companies generally use or generate in their operations a range of potentially hazardous products and by-products that are the focus of such regulation. CMP Group and Central Maine believe that their current practices and operations are in compliance with all existing environmental laws except for such non-compliance as would not have a material adverse effect on their financial position. Central Maine reviews its overall compliance and measures the liability quarterly by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure.

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

     Central Maine has recorded a liability, based upon currently available information, for what it believes are the estimated environmental remediation costs that it expects to incur for identified waste disposal sites. In most cases, additional future environmental cleanup costs are not reasonably estimable due to a number of factors, including the unknown magnitude of possible contamination, the appropriate remediation methods, the possible effects of future legislation or regulation and the possible effects of technological changes. Central Maine cannot predict the schedule or scope of remediation due to the regulatory process and involvement of non-governmental parties. At June 30, 2000, the liability recorded by Central Maine for its estimated environmental remediation costs amounted to $3.6 million, which management has determined to be the most probable amount within the range of $3.6 million to $13.4 million. Such costs may be higher if Central Maine is found to be responsible for cleanup costs at additional sites or identifiable possible outcomes change.

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

     Central Maine believes that although the amount of the claim is substantial (up to $62 million), the claimants have suffered no loss and are not entitled to any part of the generation-asset sale proceeds. Central Maine intends to continue to contest the claim vigorously, but cannot predict the result of the arbitration proceeding.

     Millstone Unit No. 3 Litigation - In August 1997 Central Maine and other minority owners of Millstone Unit No. 3 filed suit in Massachusetts Superior Court against Northeast Utilities and its trustees, and initiated an arbitration claim against two of its subsidiaries, alleging mismanagement of the unit by the defendants. The minority owners were seeking to recover their additional costs resulting from such mismanagement, including their replacement power costs.

     On January 28, 2000, Central Maine entered into a settlement agreement with the defendants and subsequently dismissed its lawsuit and arbitration claim. The settlement is generally similar to earlier settlements with the defendants by two joint owners which own in the aggregate approximately sixteen percent of the unit. It called for the payment of $4.8 million to Central Maine, which was reflected in 1999 net income, and other amounts contingent upon future events, and provides for Central Maine's 2.5-percent interest in the unit to be included in the auction to Dominion Resources, Inc., of the majority interests and certain of the minority interests in the Millstone units expected to be completed in 2001.

     Non-Utility Generators - Central Maine has entered into a number of long-term, non-cancelable contracts for the purchase of capacity and energy from non-utility generators ("NUG"). The agreements generally have terms of five to 17 years, with expiration dates ranging from 2000 to 2016. They require Central Maine to purchase the energy at specified prices per kilowatt-hour, which are often above market prices.

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

     The aggregate above-market costs associated with the NUG contracts is estimated to be approximately $1 billion over the lives of the contracts, based on certain market price assumptions. Those costs are being recovered in rates as stranded costs over the lives of the contracts pursuant to Central Maine's January 27, 2000, MPUC rate-case settlement.

     Natural Gas Distribution - New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, held approximately a 12 percent interest at June 30, 2000, in CMP Natural Gas, L.L.C., now called Maine Natural Gas, L.L.C. ("Maine Natural Gas"). Maine Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East. Maine Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

     Maine Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May 1999. On July 8, 1999, Maine Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for Maine Natural Gas to provide natural gas delivery service to Calpine's 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. Maine Natural Gas expects to commence service to the plant in the summer of 2000, after construction of a two-mile lateral pipeline along an existing Central Maine transmission corridor.

     If the merger of CMP Group and Energy East is completed, Maine Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. During 1999 Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut and one in western Massachusetts, subject to customary closing conditions, including shareholder votes and regulatory approvals. One of the Connecticut acquisitions was completed in February 2000. The other two transactions are awaiting SEC approval.

3.   Regulatory Matters and Electric-Utility Industry Restructuring
     --------------------------------------------------------------

     Alternative Rate Plan - On September 30, 1999, Central Maine submitted to the MPUC a proposed seven-year rate plan ("ARP2000") to take effect after completion of the merger with Energy East. The formula for ARP2000 is substantially similar to that of the ARP, being based on an inflation index, with a productivity offset, qualifying facility offset, and provisions for earnings sharing and flowthrough and mandated items. However, under ARP 2000 the one-percent productivity offset of the ARP would escalate in annual increments of 0.25 percent from 1.00 percent for the 2001 price change to 1.75 percent in 2004 to 2007. The purpose of the proposed escalation is to assure that Central Maine's customers benefit from the increased savings expected from the Energy East merger. In addition, in the mandated-costs exclusion in ARP2000 only mandated costs over $50,000 would be recognized and only the excess over $3 million of accumulated mandated cost would be recoverable, not the entire $3 million non-cumulative cost recoverable under the 1995-1999 ARP. The rate of return on equity of 10.5 percent established by the MPUC for Central Maine effective March 1, 2000, would be the basis for the earnings-sharing bandwidth, and not the 11.5 percent under the ARP. ARP2000 is before the MPUC for approval. Central Maine cannot predict what features of the rate plan will be approved by the MPUC.

     Maine Restructuring Legislation - The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned
     utilities   were   required   to   divest   all   generation   assets   and
     generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

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

     As a transmission-and-distribution utility, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group currently does not intend to create such an affiliate.

     MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design - By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because some of the necessary information was not yet available.

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

     A negotiated settlement approved by the MPUC on January 27, 2000, resolved the major issues remaining outstanding in the final phase of the ratemaking proceeding. The settlement confirmed that the $18.2 million of unamortized investment tax credits and excess deferred income taxes related to Central Maine's generation-asset sale would flow through to shareholders pursuant to the normalization rules of the Internal Revenue Code. In addition, Central Maine agreed not to seek judicial review of an August 2, 1999 MPUC order regarding the treatment of gains from sales of easements that required Central Maine to recognize 10 percent of the gain currently with the remaining 90 percent being amortized over 5 years, effective as of the dates of the 1998 and 1999 sale transactions. Central Maine also agreed not to seek reconsideration of other cost-of-service updates in the rate case or to challenge a $4.7 million disallowance of employee transition costs, and to withdraw its appeal of the rate treatment of the gain on Union Water's generation-related assets.

     The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected the resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone Unit 3, in which Central Maine owns a 2.5-percent interest.

     As part of the settlement Central Maine also agreed to a one-time earnings cap for 1999. Earnings above the cap were deferred in 1999 and will be used to offset rate increases that would otherwise be required to mitigate stranded costs and increases in operating expenses through 2001. Amortization from this account for the first half of 2000 provided recovery of expenses in the amount of $2.5 million.

     The rate settlement established Central Maine's rates as a transmission-and-distribution utility effective March 1, 2000. A separate order fixed the standard-offer prices for Central Maine's medium and large commercial and industrial customers at levels intended to reflect current market pricing and to avoid under-collection of Central Maine's costs.

     The asset-sale gain account was drawn down on March 1, 2000, by Central Maine's writing off $161.8 million of deferred regulatory assets relating to non-utility power-contract restructurings and other assets, $65.2 million of Central Maine's interest in Millstone Unit 3 and $75.4 million in regulatory assets related to deferred taxes.

     The last step in the restructuring process began in March 2000 with the jurisdictional separation of Central Maine's $415 million overall revenue requirement between the federal and state jurisdictions. Transmission service pricing, accounting for approximately 11 percent of the total revenue requirement, falls under the federal jurisdiction while distribution and stranded cost recovery pricing, representing approximately 89 percent of the revenue requirement, is a state responsibility. The MPUC approved in August 2000 the distribution and stranded cost recovery portion of the overall revenue requirement that was effective March 1, 2000. The Company has filed with FERC new transmission rates to be effective September 1, 2000. The impact of the new transmission rates, if approved, will increase revenue requirements by approximately $10 million, with approximately $5 million of the proposed increase associated with the incremental costs of transmission congestion in New England. These federally mandated charges include the costs of upgrading transmission circuits to accommodate merchant power plants, and are being assessed on all New England utilities. The remainder of the rate increase reflects updated transmission costs based on 1999 activity versus the 1996 test period used previously.

     Sale of Generation Assets - On April 7, 1999, Central Maine completed the sale of all of its hydro, fossil and biomass power plants with a combined generating capacity of 1,185 megawatts for $846 million in cash, including approximately $18 million for assets of Union Water, to affiliates of Florida-based FPL Group. The related book value for these assets was approximately $217.3 million. In addition, as part of its agreement with FPL Group, Central Maine entered into energy buy-back agreements to assist in fulfilling its obligation to supply its customers with power until March 1, 2000. Subsequently, an agreement was reached to sell related storage facilities to FPL Group for an additional $4.6 million ($1.5 million for the assets and $3.1 million estimated for lease revenue associated with the properties that Central Maine retained), including $2.0 million for Union Water assets. The related book value of these assets was approximately $11.4 million.

     As required by the MPUC, Central Maine recorded a pre-tax deferred gain of $518.8 million net of selling costs and certain non-normalized income tax impacts from the sale of generation assets by establishing a regulatory liability in 1999, which eliminated most income recognition. Central Maine did record an income impact from the sale amounting to $18 million associated with the related unamortized investment credits and excess deferred tax reserves as required by the IRS regulations. Central Maine also recorded curtailment and special termination deferred charges of $4.1 million associated with pension and postretirement benefit costs of employees leaving the company as a result of the generation-asset sale. These deferred charges are being amortized over a three-year period beginning March 1, 2000, as required by the MPUC. The regulatory liability for the asset sale gain, including interest, amounted to approximately $548 million at December 31, 1999, and after consideration of the previously described writedown on March 1, 2000, is being amortized over an 8.5 year period beginning March 1, 2000. The amortization will vary from year to year. Amortization for the first half of year 2000 was $8 million.

     On August 7, 2000, the owners of Millstone Unit 3, including Central Maine, entered into agreements to sell the unit with the other two Millstone units, to Dominion Resources, Inc., in an auction of those units supervised by the Connecticut DPUC. Completion of the sale, which is expected in 2001 after regulatory approvals are obtained and other customary closing conditions are satisfied, will have no significant effect on Central Maine, since the sale was anticipated in the terms of the settlement of Central Maine's Millstone-related arbitration and litigation claims against Northeast Utilities and its affiliates.

     FERC Order on Merchant Plant Interconnection Costs - On June 28, 2000 FERC issued an order regarding the funding responsibility for transmission network upgrades to accommodate the direct interconnection with new merchant generating plants. Central Maine has required the merchant plant developers to fund all interconnection and network upgrades in advance. Based on FERC's latest ruling, certain generation projects entered into prior to October 29, 1998 would require a 50 percent sharing of interconnection and upgrade costs between the developer and the utility. Certain generation projects entered into after October 29, 1998 but before June 22, 1999 would limit the utility's funding responsibility to a maximum of $2 million based on at least $5 million in total interconnection and upgrade costs. In all other cases the developer would be responsible for 100 percent of the interconnection and upgrade costs. Based on this ruling, Central Maine will have to refund to developers in the range of $18 to $30 million over the next two years. Any amounts refunded to developers will be capitalized on Central Maine's books and recovered over time as transmission costs via the regional or local open access tariff, as appropriate.

     Meeting the Requirements of SFAS No. 71
     ---------------------------------------

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

     The 1997 legislation enacted in Maine providing for industry restructuring addressed the issue of cost recovery of regulatory assets stranded as a result of industry restructuring. Specifically, the legislation requires the MPUC to provide a "reasonable opportunity" for the recovery of stranded costs through the rates of the transmission-and-distribution company, comparable to the utility's opportunity to recover stranded costs before the implementation of retail access under the legislation. As provided for in EITF 97-4, "Deregulation of the Pricing of Electricity," Central Maine will continue to record regulatory assets in a manner consistent with SFAS No. 71 as long as future recovery is probable, since the MPUC stranded costs, revenue requirements and rate design orders provide for the recovery of regulatory assets including stranded costs through the rates of the transmission-and-distribution company. Central Maine discontinued SFAS No. 71 for any remaining generation segment of its business in 1999, based on current generally accepted accounting principles. Management believes that SFAS No. 71 will continue to apply to the regulated distribution and transmission segments of its business. Future regulatory rules or other circumstances could cause the application of SFAS No. 71 to be discontinued, which could result in a non-cash write-off of previously established regulatory assets.

4.   Income Taxes
     ------------

     The effective tax rates of 61 percent for CMP Group and 74 percent for Central Maine are significantly higher than the statutory rate of 40.8 percent through June 2000. This difference is due primarily to the write-off of $161.8 million in regulatory assets and the investment in Millstone Unit 3 of $65.2 million as ordered in the MPUC rate case settlement. Past regulatory treatment of the tax timing differences related to these assets created a non-provided deferred tax that was reflected on the balance sheet. This write-off created a deferred tax expense of $75.4 million. The MPUC allows an offsetting amount to be included in other income through the amortization of the asset sale gain account. Although the effect to net income was zero, the effective tax rate was increased.

     Concurrently, the effective tax rate was decreased by the gross-up of carrying costs on the deferred costs associated with the asset sale gain account, the 1998 ice storm, and hazardous waste clean-up costs.
     Previously, these carrying costs were recorded at an after-tax rate. Deferred tax expense was decreased by a net amount of $9.5 million, which was offset in other interest expense. Deferred taxes will be provided on all the tax timing differences created by the carrying costs in the future.

     Additionally, Central Maine flowed through $4 million of unamortized investment tax credits and excess tax reserves associated with the sale of Cape Station and the write-off of Millstone Unit 3. This is consistent with a Private Letter Ruling obtained from the IRS by Central Maine at the request of the MPUC and affirmed by the MPUC in its approval of the negotiated rate case settlement on January 27, 2000.

     In the second quarter of 2000, MaineCom recorded an after-tax gain of $33 million on the sale of 1.725 million shares of a portion of it's investment in NEON stock. Taxes related to the sale amounted to $17.5 million, which were recorded as income tax expense. MaineCom also reversed a valuation allowance related to NEON of $6.5 million. The $6.5 million lowered the effective tax rate for CMP Group in the second quarter of 2000.

5.   Transactions with Affiliated Companies
     --------------------------------------

     Central Maine provides certain services to CMP Group and its subsidiaries, including administrative support services and pension and employee benefit arrangements. Charges related to those services have been determined based on a combination of direct charges and allocations designed to recover Central Maine's cost. These assessments are reflected as an offset to Central Maine's expenses and totaled approximately $4.4 million for the six months ended June 30, 2000.

     CMP Group provides certain managerial services to its subsidiaries. Charges related to those services have been determined based on a combination of direct charges and allocations in order to recover the majority of their expenses. These assessments are reflected as an offset to CMP Group's expenses and totaled approximately $5.1 million for the six months ended June 30, 2000.

     In addition, a subsidiary of CMP Group provides certain real estate services charged to Central Maine at cost and utility locator and construction services based on a contracted rate. These expenses amounted to $1.6 million for the six months ended June 30, 2000.

     As of June 30, 2000, Central Maine's accounts receivable and accounts payable included the following:
                                           (Dollars in thousands)

                                  Accounts                  Accounts
                                 Receivable                  Payable
                                 ----------                 --------

     CMP Group                     $2,984                      $1,347
     CNEX                              24                          14
     MaineCom                          33                         -
     Union Water                      322                         352
     New England Gas                    1                         -
                                    -----                       -----
                                   $3,364                      $1,713
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

Note re Forward-Looking Statements
----------------------------------

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

Formation of Holding Company and Proposed Merger
------------------------------------------------

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

On June 14, 1999, CMP Group, Energy East and EE Merger Corp., a Maine corporation that is a wholly-owned subsidiary of Energy East, entered into an Agreement and Plan of Merger providing for a merger transaction among CMP Group, Energy East and EE Merger Corp. Energy East is an energy delivery, products and services holding company doing business in New York, Massachusetts, Maine, New Hampshire and New Jersey, which delivers electricity and natural gas to retail customers and provides electricity, natural gas and energy management and other services to retail and wholesale customers in the Northeast.

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

The merger is subject to certain customary closing conditions, including without limitation the receipt of all necessary governmental approvals and the making of all necessary governmental filings. CMP Group's shareholders approved the merger at a special meeting on October 7, 1999. The MPUC, the U.S. Department of Justice, the Federal Trade Commission, Federal Communications Commission, the NRC, the Connecticut DPUC and the FERC have approved the merger. The final regulatory approval is pending from the SEC. If the SEC approval is granted, we estimate that the merger could be completed during the third quarter of 2000.

Operating Results
-----------------
                                CMP
                               Group                    Central Maine
                               -----                    -------------
                                     (dollars in millions)
Net income Six months ended:
     June 30, 1999             $37.3     $1.15/share      $40.9
     June 30, 2000              56.2     $1.73/share       28.2
                                ----                       ----
     Increase (Decrease)       $18.9                     $(12.7)

Earnings applicable to
common stock
   Six months ended:
     June 30, 1999               N/A                      $39.1      $1.25/share
     June 30, 2000               N/A                      $27.1       $.87/share

Effective March 1, 2000, Central Maine no longer sells electric energy to its residential and small business customers. Central Maine is the default energy provider for medium and large customers who choose not to select a competitive energy provider and this service is provided at cost. Central Maine provides transmission and distribution services for electricity for all its customers, the rates for which are tariffed. As a result of this change, when comparing post-March 1, 2000 results, to the same period in 1999, revenues and related energy costs are lower as is operating and net income. The primary reason that operating income for the period ended June 2000 is $32.8 million lower than the same period in 1999 is due to the state mandated divestiture of the generation related business. Partially offsetting this operating income decrease, which post tax equates to approximately $19.4 million, is a one-time tax benefit of $4 million associated with the unamortized investment tax credits related to the Millstone investment. Also, interest costs are lower during the first six months of 2000 when compared to the same period in 1999 by $2.4 million post tax due to lower average debt.

CMP Group net income for the six months ended June 30, 2000 includes a gain of approximately $33 million from the sale of 1,725,000 shares of NEON common stock, a telecommunication company of which MaineCom, a 100 percent-owned subsidiary of CMP Group, owned approximately 38 percent through a separate subsidiary. As a result of the sale, MaineCom ownership dropped to approximately 27 percent of NEON. CMP Group net income increased by $6.5 million associated with the reversal of a valuation allowance associated with NEON. The six months ended June 30, 1999 includes approximately $7.2 million in net income associated with the sale of Union Water's generation-related assets to FPL and CMP's sale of easements, negatively impacting the year-over-year gain in net income.

Revenues also decreased as a result of a Central Maine price reduction effective March 1, 2000, resulting in total-bill savings averaging approximately 10 percent for residential and small business customers.

Service Area Kwh Sales - Central Maine's service area sales of electricity totaled approximately 2.32 billion kilowatt-hours in the second quarter of 2000, up 7.3 percent from the 2.16 billion kilowatt-hour level of a year ago, as detailed below:

               Service Area Kilowatt-hour Sales (Millions of KWHs)
                              Period Ended June 30,

                                   Three Months                                       Six Months
                        -------------------------------------          ---------------------------------------
                        2000           1999          % Change          2000            1999           % Change
                        ----           ----          --------          ----            ----           --------


Residential              679.5         621.5             9.3%         1,500.1         1,411.7            6.3%
Commercial               677.9         631.4             7.4          1,367.0         1,275.5            7.2
Industrial               950.1         888.4             6.9          1,783.8         1,719.4            3.7
Other                      8.7          17.6           (50.6)            17.5            65.1          (73.1)
                       -------       -------                          -------         -------
                       2,316.2       2,158.9             7.3%         4,668.4         4,471.7            4.4%
                       =======       =======                          =======         =======

Kilowatt-hour sales to residential customers increased by 9.3 percent in the second quarter of 2000, and 6.3 percent when compared to the same six-month period in 1999. The increase for the quarter related primarily to June 2000 having 1.4 more meter-reading days than June 1999. In addition, residential customers increased 1.4 percent from June 1999 and usage per residential customer was up slightly during the first six months of 2000.

Commercial kilowatt-hour sales increased by 7.4 percent in the second quarter and by 7.2 percent for the six months ended June 30, 2000. The increased sales in the retail trade and service sectors, which comprise the largest percentage of commercial sales, were due to a strong economy which resulted in an increase in non-manufacturing jobs of 3.7 percent since May 1999. Sales to gas pipelines and to generating facilities now owned by FPL helped to boost the utilities sector.

Industrial kilowatt-hour sales increased by 6.9 percent in the second quarter and 3.7 percent for the six months ended June 30, 2000 as compared to the same periods in 1999. Paper industry kilowatt-hour sales were up 1.9 percent over 1999 levels due to greater production at several paper mills. Other sections showing strong growth were food processing, lumber and wood, printing and publishing, and electrical machinery. The pulp-and-paper sector accounts for approximately 54 percent of the industrial sales category.

Wholesale kilowatt-hour sales, which is included under "Other" in the chart above, decreased by 47.6 million kwh through June 2000 compared to 1999 due to the termination of wholesale contracts when Central Maine sold its generating assets in April 1999.

Operating Expenses
------------------

Central Maine's fuel used for company generation decreased by approximately $9.7 million in the first half of 2000 compared to 1999 due to the sale of Central Maine's generating assets in April 1999.

Central Maine's purchased power-energy expense increased by $15.9 million in the first half of 2000, compared to 1999. The increase was due primarily to purchases from FPL and higher sales volume.

Central Maine's purchased power-capacity expense increased $3.1 million in the first half compared to 1999. Capacity charges were up $10.4 million associated with the standard offer energy provider partially offset with lower operating costs at Maine Yankee by $4 million and lower charges related to contracts with major utilities of $3 million.

Central Maine's maintenance expense increased $2.1 million for the six months ended June 30, 2000 compared to 1999. This increase was due primarily to the amortization of $4.2 million of ice storm costs. Lower expenses due to the asset sale partially offset the increase.

Operating expenses were $3.2 million higher for the six months ended June 30, 2000 than the same period in 1999. Central Maine's results include $9 million of increased expenses related to ISO and congestion uplift charges related to transmission service. These expenses were offset by decreases related to the sale of generation assets in April 1999, and the termination of some NUG contract costs.

Federal and state income taxes fluctuate with the level of pre-tax earnings and the regulatory treatment of taxes by the MPUC. This expense increased by $62 million for the six-month period ended June 30, 2000 compared to 1999 for CMP Group. The variance is primarily attributable to the $75.4 million of non-provided deferred taxes on regulatory assets written off on March 1, 2000 as part of the rate case settlement. This charge was directly offset in other income through the amortization of the generation asset sale gain account, and therefore had no effect on net income. Tax expense was decreased by the gross-up of carrying costs to a pre-tax rate. During the second quarter, the sale of NEON stock generated $11 million in tax expense, after a reversal of a valuation allowance of $6.5 million. See Note 4, "Income Taxes."

Other Income and Expense
------------------------

Equity in Earnings of Associated Companies for CMP Group decreased by $1 million in the first half of 2000 compared to 1999. Amortization of gains on the sale of easements related to MEPCO increased equity earnings by $0.8 million. As part of the January 2000 rate case settlement, Central Maine deferred these gains and is amortizing them over five years. NEON, which is a 27-percent owned indirect subsidiary of MaineCom, had losses $0.4 million greater than the same period in 1999. Equity earnings for six months ended June 30, 1999 included $2.3 million related to subsidiaries that were sold as part of the generation asset sale.

Interest income decreased $3.6 million year to date and $5.1 million for the quarter due to the fact that proceeds of the generation-asset sale that were invested in the first half of 1999 were utilized to pay down debt in the second half of 1999.

Other income, net, increased $3.6 million year to date from 1999. The increase relates to carrying costs on deferred costs associated with the 1998 ice storm, hazardous waste clean-up, and demand-side management.

Other income included $75.4 million of income associated with non-provided deferred taxes on assets written off per the rate case settlement. A corresponding charge to income tax expense resulted in no impact to net income. See Note 4, "Income Taxes," for more details.

The decrease in gain on sale of investments and properties is due primarily to the sale of transmission line right-of-way access to a gas-pipeline project in 1999.

Interest on long-term debt decreased by $4.2 million for the second quarter and $11.2 million year to date when compared to the same periods in 1999. This is due to the redemption of mortgage bonds in the second half of 1999.

Other interest expense decreased for the second quarter by $10.9 million. The quarterly variance is due to a $5.6 million decrease in carrying costs on the asset sale gain account and deferred power supply costs on which amortization started March 1, 2000. Also, the 1999 period includes interest associated with an IRS settlement of $4.5 million.

Other Interest Expense increased by $6.9 million during the first half of 2000 as compared to 1999. The increase was due to the recording of $13.8 million to gross-up carrying costs on the asset sale gain account to a pre-tax level with an offsetting decrease in deferred tax expense. The year-to-date variance also includes the interest associated with an IRS tax settlement of $4.5 million, and $1.4 million more in carrying costs on the asset sale gain account than in 2000. Interest on short-term debt was $0.9 million less than last year.

For  the   six-month   period  ended  June  30,  2000,   Central  Maine  reduced
preferred-stock dividends by $720 thousand as a result of the redemption of 180,000 shares of 7.99% Series Preferred Stock in 1999.

Liquidity and Capital Resources
-------------------------------

From 1995 through 1999 increases in Central Maine's retail rates were limited by Central Maine's ARP. On September 30, 1999, Central Maine submitted to the MPUC a proposed seven year rate plan ("ARP 2000") to take effect after the completion of the merger with Energy East. A price decrease took effect March 1, 2000, for most residential and small business customers. For a discussion of the proposed new rate plan and the price decrease, see Note 3, "Regulatory Matters and Electric-Utility Industry Restructuring" - "Alternative Rate Plan."

Approximately $61.5 million and $40.5 million of cash was provided during the six months ended June 30, 2000, for CMP Group and Central Maine, respectively, from net income before non-cash items, primarily depreciation, amortization and deferred income taxes. During that period approximately $58.8 million and $36.0 million of cash was provided due to fluctuations in certain assets and liabilities and from other operating activities for CMP Group and Central Maine, respectively. In addition $9.6 million of incremental power costs was recovered through amortization that had been deferred at the time of the sale of generation assets.

During the second quarter, New England Business Trust, a wholly-owned indirect subsidiary of MaineCom, sold 1.725 million shares of its 6.181-million-share common-stock holding in NEON through an underwritten public offering. CMP Group's net proceeds realized through the offering was $54.4 million, with a pretax gain of $51.1 million.

CMP Group's investing activities provided approximately $38.1 million of cash for the six months ended June 30, 2000. Central Maine received $22.7 million in deposits from customers relating to pending merchant generating plant activity. On June 28, 2000 FERC issued an order regarding the funding responsibility for transmission network upgrades to accommodate the direct interconnection with new merchant plants. Central Maine has required the merchant plant developers to fund all interconnection and network upgrades in advance. Based on FERC's latest ruling, certain generation projects entered into prior to October 29, 1998 would require a 50 percent sharing of interconnection and upgrade costs between the developer and the utility. Certain generation projects entered into after October 29, 1998 but before June 22, 1999 would limit the utility's funding responsibility to a maximum of $2 million based on at least $5 million in total interconnection and upgrade costs. In all other cases the developer would be responsible for 100 percent of the interconnection and upgrade costs. Based on this ruling, Central Maine will have to refund to developers in the range of $18 to $30 million over the next two years. Any amounts refunded to developers will be capitalized on Central Maine's books and recovered over time as transmission costs via the regional or local open access tariff, as appropriate.

Central Maine is also engaged in a continuing construction program to accommodate existing and future loads on its electric system. Central Maine's plans for improvements and expansions, its load forecasts and its power-supply sources are under a process of continuing review. Actual construction expenditures depend upon the availability of capital and other resources, load forecasts, customer growth, the number of merchant plants constructed in Central Maine territory, and general business conditions. The ultimate nature, timing and amount of financing for Central Maine's total construction programs, refinancing, and energy-management capital requirements will be determined in light of market conditions, earnings and other relevant factors.

During the six months ended June 30, 2000, CMP Group paid dividends on common stock of $14.6 million, while preferred-stock dividends paid by Central Maine utilized $1.2 million of cash.

Central Maine's Articles of Incorporation limit certain unsecured indebtedness that may be outstanding to 20 percent of capitalization, as defined, without the consent of the holders of Central Maine's preferred stock; 20 percent of defined capitalization amounted to $120 million as of June 30, 2000. Outstanding unsecured indebtedness amounted to $57 million as of June 30, 2000. Central Maine's $500 million medium-term note program, having received the consent of Central Maine's preferred stockholders in May 1997, is not included in "unsecured indebtedness" for purposes of the 20-percent limitation. Central Maine had $85 million of medium-term notes outstanding at June 30, 2000.

On December 31, 1999, Central Maine entered into a $75 million three-year secured revolving-credit facility with three banks, with The Bank of New York acting as administrative agent. The facility provides for LIBOR-priced and base-rate-priced loans, which are secured by a security interest in Central Maine's accounts receivable. The arrangement also requires the payment of customary fees, based in large part on Central Maine's credit ratings. The amount of Central Maine's short-term borrowing will fluctuate with day-to-day operational needs, the timing of long-term financing, and market conditions. No loans were outstanding under the new facility at June 30, 2000.

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

Upon completion of the merger of CMP Group and Energy East, Central Maine intends to conform its capital structure to the 47-percent common-equity ratio required by the MPUC. This process may include repurchases of common stock by Central Maine and CMP Group and would reduce Central Maine's liquidity and increase its financing requirements.

Permanent Shutdown of Maine Yankee Plant
----------------------------------------

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

FERC Rate Case - On November 6, 1997, Maine Yankee submitted to FERC for filing certain amendments to the Power Contracts (the "Amendatory Agreements") and revised rates to reflect the decision to shut down the Plant and to request approval of an increase in the decommissioning component of its formula rates. Maine Yankee's submittal also requested certain other rate changes, including recovery of unamortized investment (including fuel) and certain changes to its billing formula, consistent with the non-operating status of the Plant. By Order dated January 14, 1998, the FERC accepted Maine Yankee's new rates for filing, subject to refund after a minimum suspension period, and set for hearing Maine Yankee's Amendatory Agreements, rates, and issues concerning the prudence of the Plant-shutdown decision that had been raised by intervenors.

During 1998 and early 1999 the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate ("OPA"), Central Maine and other owners, municipal and cooperative purchasers of Maine Yankee power (the "Secondary Purchasers"), and a Maine environmental group (together, the "Settling Parties"), engaged in extensive discovery and negotiations, which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separately negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute full settlement of all issues raised in the FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned on-site independent spent fuel storage installation ("ISFSI"). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually was reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

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

Termination of Decommissioning Operations Contract - As previously reported, on May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corp. ("Stone & Webster"), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Stone & Webster subsequently notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. ("Jacobs"), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said the credit facility was intended enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc. ("Shaw"), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the earlier agreement with Jacobs was terminated. Stone & Webster reported that that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

As previously reported, on May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, Maine Yankee at least temporarily assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised interim agreement that expires September 30, 2000. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

On June 30, 2000, Federal Insurance Company ("Federal"), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgment against Maine Yankee in the United States Bankruptcy Court for the District of Delaware. The Complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. However, we cannot predict at this point what effect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

Regulation
----------

General - Central Maine and its public utility affiliates are subject to the regulatory authority of the MPUC as to retail rates, accounting, service standards, territory served, the issuance of securities maturing more than one year after the date of issuance, certification of transmission projects and various other matters. Central Maine is also subject to the jurisdiction of the FERC under the Federal Power Act for some phases of its business, including accounting, rates relating to wholesale sales and to interstate transmission and sales of energy and certain other matters.

The Maine Yankee Plant and the other nuclear generating facilities in which Central Maine has an interest are subject to regulation by the NRC. The NRC is empowered to authorize the siting, construction, operation and decommissioning of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

The United States EPA administers programs which affect Central Maine's remaining generating facilities. The EPA has broad authority in administering these programs, including the ability to require installation of pollution-control and mitigation devices. CMP Group and Central Maine are also subject to regulation by various state, local and other federal authorities with regard to land use and other environmental matters. For further discussion of environmental considerations as they affect CMP Group and Central Maine, see "Environmental Matters", below, and Note 2, "Legal and Environmental Matters." Other activities of CMP Group and Central Maine from time to time are subject to the jurisdiction of various other state and federal regulatory agencies, including the SEC with respect to the issuance of securities and related matters.

Electric-Utility Industry Restructuring
---------------------------------------

Maine Restructuring Legislation - The Maine Legislature enacted legislation in 1997 to restructure the electric utility industry in Maine effective March 1, 2000. The principal restructuring provisions of the legislation provided for customers to have direct retail access to generation services and for deregulation of competitive electric providers, commencing March 1, 2000, with transmission-and-distribution companies such as Central Maine continuing to be regulated by the MPUC. By that date, investor-owned utilities were required to divest all generation assets and generation-related business activities, with two major exceptions: (1) non-utility generator contracts with qualifying facilities and contracts with demand-side management or conservation providers, brokers or hosts, and (2) ownership interests in nuclear power plants. As discussed below under "Sale of Generation Assets," Central Maine completed the sale of its non-nuclear generating assets on April 7, 1999.

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

As a transmission-and-distribution utility since March 1, 2000, Central Maine is prohibited from selling electric energy to retail customers, except as may be directed by the MPUC. Any competitive electricity provider affiliated with Central Maine would be allowed to sell electricity outside Central Maine's service territory without limitation as to amount, but within Central Maine's service territory the affiliate would be limited to providing not more than 33 percent of the total kilowatt-hours sold with Central Maine's service territory, as determined by the MPUC. CMP Group currently does not intend to create such an affiliate.

MPUC Proceeding on Stranded Costs, Revenue Requirements, and Rate Design - By order dated March 19, 1999, the MPUC completed the first phase of its proceeding contemplated by Maine's restructuring legislation to establish the recoverable amount and timing of Central Maine's stranded costs, its revenue requirements and the design of its rates effective March 1, 2000. In its Phase I order the MPUC decided the "principles" by which it would set Central Maine's transmission-and-distribution rates, but deferred actually calculating the rates until later in the proceeding because some of the necessary information was not yet available.

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

The settlement also allowed Central Maine to charge off $88 million on March 1, 2000, representing its entire remaining investment in the Millstone 3 nuclear unit in Connecticut, against the regulatory Asset Sale Gain Account created in the ratemaking proceeding to recognize the above-book value realized through Central Maine's generation-asset sale. This provision reflected the resolution of Central Maine's arbitration and litigation claims against the lead owners of the jointly-owned Millstone Unit 3, in which Central Maine owns a 2.5-percent interest.

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

Central Maine estimates that customers on its standard residential rate and small commercial customers are saving an average of nine to ten percent on their total electric bills after March 1, 2000, compared to earlier bills for the same kwh usage. Central Maine believes that its medium and large commercial and industrial customers can realize savings ranging from minimal to almost fifteen percent, with the greater savings going to customers who select a competitive energy supplier rather than taking the standard-offer service.

The last step in the restructuring process began in March 2000 with the jurisdictional separation of the $415 million overall revenue requirement between the federal and state jurisdictions. Transmission service pricing, accounting for approximately 11 percent of the total revenue requirement, falls under the federal jurisdiction while distribution and stranded cost recovery pricing, representing approximately 89 percent of the revenue requirement, is a state responsibility. The MPUC approved in August 2000 the distribution and stranded cost recovery portion of the overall revenue requirement that was effective March 1, 2000. The Company has filed with FERC new transmission rates to be effective September 1, 2000. The impact of the new transmission rates, if approved, will increase revenue requirements by approximately $10 million with approximately $5 million of the proposed increase associated with the incremental costs of transmission congestion in New England. These federally mandated charges include the costs of upgrading transmission circuits to accommodate merchant power plants, and are being assessed on all New England utilities. The remainder of the rate increase reflects updated transmission costs based on 1999 activity versus the 1996 test period used previously.

Other Lines of Business
-----------------------

General - CMP Group has been pursuing its business opportunities through investments that capitalize on core competencies. The Union Water-Power Company, a wholly owned subsidiary of CMP Group, provides utility construction and support services (On Target division); energy efficiency performance contracting and energy use and management services (Combined Energies division); and real estate development services (UnionLand Services division). Two other subsidiary operations, TeleSmart and CMP International Consultants (d/b/a CNEX) have been closed by CMP Group in 2000.

Natural Gas Distribution - New England Gas Development Corporation ("New England Gas"), which is a wholly owned subsidiary of CMP Group, holds approximately a 12 percent interest at June 30, 2000 in CMP Natural Gas, L.L.C., now called Maine Natural Gas, L.L.C. ("Maine Natural Gas"). Maine Natural Gas is a joint venture of New England Gas and Energy East Enterprises, a wholly owned subsidiary of Energy East, and is subject to regulation as a public utility by the MPUC. Maine Natural Gas was formed to construct, own and operate a natural gas distribution system to serve certain areas of Maine that did not have gas service, utilizing natural gas delivered to Maine through new interstate pipeline facilities.

Maine Natural Gas began construction of its first local distribution system in Windham, Maine, in early 1999 and began serving its first customer in May. On July 8, 1999, Maine Natural Gas and Calpine Corporation, a California-based independent power company, announced the signing of a 20-year contract for Maine Natural Gas to provide natural gas delivery service to Calpine's 540-megawatt natural gas-fired power plant under construction in Westbrook, Maine. Maine Natural Gas expects to commence service to the plant in the summer of 2000, after construction of a two-mile lateral pipeline along an existing Central Maine transmission corridor.

If the merger of CMP Group and Energy East is completed, Maine Natural Gas will become a wholly owned subsidiary of Energy East Enterprises, and New England Gas will cease to exist. During 1999 Energy East also agreed to business combinations with two established natural gas distribution companies in Connecticut and one in western Massachusetts, subject to customary closing conditions, including shareholder votes and regulatory approvals. One of the
Connecticut acquisitions was completed in February 2000. The other two transactions are awaiting SEC approval.

Telecommunications Investment - MaineCom Services, which is wholly owned by CMP Group, provides telecommunications services, including point-to-point connections, private networking, consulting, private voice and data transport, carrier services, and long-haul transport. MaineCom Services also holds, through wholly owned New England Business Trust, an approximately 27-percent interest in NorthEast Optic Network, Inc. ("NEON"), a facilities-based provider of technologically advanced, high-bandwidth, fiber optic transmission capacity for communications carriers on local loop, inter-city, and interstate facilities. NEON owns and operates and is expanding a fiber optic network in New England and New York, utilizing primarily electric utility rights of way, including some of Central Maine's and some owned by other electric utilities including Northeast Utilities, another substantial minority stockholder. CMP Group reduced its indirect interest in NEON through its secondary sale of 1.5 million shares of common stock in NEON on May 30, 2000 and 225,000 shares on June 4, 2000. CMP Group realized an after-tax gain of $33 million from the sales.

On November 23, 1999, NEON announced two major agreements, one with Consolidated Edison Communications, Inc. ("CEC"), a wholly owned subsidiary of Consolidated Edison, Inc., and the other with Excelon, a wholly owned subsidiary of PECO Energy, Inc. The agreements effectively expanded the reach of the network to include the Philadelphia, Baltimore and Washington, D.C., areas. As the agreements are implemented, CEC will obtain an approximately ten-percent interest in NEON and Excelon an interest of approximately nine percent. On July 26, 2000, Progress Telecom, a subsidiary of Florida Progress Corporation, announced the creation of a strategic relationship with NEON that will extend the reach of the network to South Florida.

CMP Group believes that although NEON operated at a loss since its inception, there is a need for the fiber optic network it is constructing and extending in the eastern United States. CMP Group, however, cannot predict the future results of NEON's operations.

Environmental Matters
---------------------

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, noise and aesthetics, solid and hazardous waste and other environmental matters. Compliance with these laws and regulations impacts the manner and cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. In the past, these environmental regulations most significantly affected Central Maine's electric power generating facilities, which were sold to FPL Group in April 1999, as discussed above. In addition, Central Maine is subject to environmental proceedings under federal and state hazardous substance and hazardous waste regulations (such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act ("RCRA") and similar state statutes). Central Maine estimates that its capital expenditures for improvements needed to comply with environmental laws and regulations were approximately $9.9 million for the five years from 1995 through 1999.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

CMP Group is exposed to interest rate risk through the use of fixed-rate and variable-rate debt and preferred stock as sources of capital. As of June 30, 2000, Central Maine had $85 million of medium-term notes outstanding, $10 million of which bear floating, LIBOR-based rates.

                                  Variable Long Term           Fixed Long Term
                                  ------------------           ---------------
                                                (dollars in thousands)

Weighted Average Rates                    9.29%                       7.19%

Balance at June 30, 2000                $34,158                    $210,245

Maturity Period                       2001 - 2019                2002 - 2021

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Regulatory Matters - For a discussion of certain significant regulatory matters affecting CMP Group and Central Maine, including those related to the proposed merger with Energy East, and an MPUC proceeding that determined Central Maine's stranded costs, revenue requirements and related matters, see Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations of CMP Group and Central Maine Power Company," "Formation of Holding Company and Proposed Merger," and "MPUC Proceeding on Stranded Costs, Revenue Requirements and Rate Design," which are incorporated herein by reference.

Maine Yankee - For a discussion of the termination by Maine Yankee of its decommissioning operations contract with Stone & Webster and related matters, see Item 2 of Part I, "Management's Discussion and Analysis of Financial
Condition and Results of Operations of CMP Group and Central Maine Power Company," - "Permanent Shutdown of Maine Yankee Plant," - "Termination of Decommissioning Operations Contract," which are incorporated herein by reference.

Arbitration Claim - For a discussion of an arbitration claim by the minority owners of the Wyman Unit No. 4 generating unit against Central Maine seeking a share of the proceeds from Central Maine's generating-asset sale, see Note 2, "Commitments and Contingencies" - "Wyman No. 4 Arbitration," which is incorporated herein by reference.

Environmental  Matters  -  For  a  discussion  of  administrative  and  judicial proceedings concerning cleanup of hazardous waste sites, see Note 2, "Commitments and Contingencies," "Legal and Environmental Matters," which is incorporated herein by reference.

Item 2. through Item 4. Not applicable

Item 5. Other Information.

Change in Annual Meeting Date and Deadline for Shareholder Proposals - On February 17, 2000, CMP Group announced a change in its annual shareholders meeting date from May 18, 2000, to October 31, 2000.

For a shareholder proposal to be considered for inclusion in the proxy statement and form of proxy for the 2000 annual meeting of shareholders of CMP Group, it must have been received by Anne M. Pare, Secretary, CMP Group, Inc., 83 Edison Drive, Augusta, Maine 04336, on or before May 22, 2000.

Under the articles of incorporation of CMP Group, a shareholder who wishes to nominate a candidate for election to the board of directors of CMP Group at the 2000 annual meeting of shareholders of CMP Group or bring any matter before that meeting (other than matters included in CMP Group's proxy materials) must submit the nomination or the matter to the Secretary of CMP Group no earlier than August 2, 2000 and no later than September 1, 2000. The notice must also meet other requirements set forth in the articles of incorporation.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits. None.
(b)      Reports on Form 8-K.  None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their respective behalfs by the undersigned thereunto duly authorized.

                                  CMP GROUP, INC.



Date:  August 11, 2000        By  /s/ Arthur W. Adelberg
       ---------------            ---------------------------------------------
                                  Arthur W. Adelberg, Executive Vice President
                                  and Chief Financial Officer (Principal
                                  Financial Officer and duly authorized officer)



                                  CENTRAL MAINE POWER COMPANY



Date:  August 11, 2000        By  /s/ Michael W. Caron
       ---------------            ---------------------------------------------
                                  Michael W. Caron, Comptroller (Chief
                                  Accounting Officer and duly authorized
                                  officer)